Form 10-Q
period 1996-09-30
TRANSKARYOTIC THERAPIES INC
filed 1996-11-26
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                       OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     __________ to ___________

                Commission file number                     0-21481


                          TRANSKARYOTIC THERAPIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3027191
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      195 ALBANY STREET, CAMBRIDGE, MASSACHUSETTS                 02139
        (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (617) 349-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                No       XXX


             Class                           Outstanding at November 26, 1996
Common Shares, $0.01 Par Value                         16,616,415

                         Transkaryotic Therapies, Inc.


                         Quarterly Report on Form 10-Q
                    For the Period Ended September 30, 1996


                                     INDEX


PART  1.    FINANCIAL INFORMATION

ITEM  1.    CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheets as of September 30, 1996 and December 31, 1995

     Condensed statements of operations for the three and nine months ended September 30, 1996 and 1995 and for the period July 7, 1988 (date of inception) throuth September 30, 1996

     Condensed statements of cash flows for the nine months ended September 30, 1996 and 1995 and for the period July 7, 1988 (date of inception) through September 30, 1996

     Notes to condensed financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART  II.   OTHER INFORMATION

Item  1.    Legal Proceedings

Item  2.    Changes in Securities

Item  4.    Submissions of Matters to a Vote of Security Holders

Item  6.    Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

                          TRANSKARYOTIC THERAPIES, INC.
                      (A Company in the Development Stage)

                                      CONDENSED BALANCE SHEETS

                                 (000's omitted, except share data)
                                                                           September 30, December 31,
                                                                                1996         1995
                                                                           --------------------------
                                                                            (Unaudited)      Note
ASSETS
Current Assets:
Cash and cash equivalents                                                     $ 11,401     $ 11,539
Marketable securities                                                           39,159       22,945
Prepaid expenses and other current assets                                          360           97
                                                                              --------     --------
                                          Total current assets                  50,920       34,581
Property and equipment, net                                                      3,519        3,999
Other assets                                                                     1,176          637
                                                                              --------     --------
                                                                              $ 55,615     $ 39,217
                                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
Accounts payable                                                              $    709     $    515
Accrued expenses                                                                   936          542
                                                                              --------     --------
                                     Total current liabilities                   1,645        1,057
Long-term portion of deferred rent                                                 112          179
Redeemable Preferred Stock:
   Class A redeemable preferred stock, $1.00 par value;
      3,000 shares authorized, issued and outstanding                            4,598        4,440
Stockholders' Equity:
   Class A preferred stock, $1.00 par value;
      3,000 shares authorized, issued and outstanding                                3            3
   Class B convertible preferred stock, $1.00 par value; 60,000 shares
      authorized;  49,339 shares issued and outstanding                             49           49
   Class C convertible preferred stock, $1.00 par value; 1,875,000
      shares authorized;  1,015,974 shares issued and outstanding                1,016        1,016
   Class D convertible preferred stock, $1.00 par value;
      280,367 shares authorized, issued and outstanding                            280          280
   Class E convertible preferred stock, $1.00 par value;
      523,560 shares authorized, issued and outstanding                            524          524
   Class F convertible preferred stock, $1.00 par value;
      1,071,429 shares authorized, issued and outstanding                        1,071        1,071
   Class G convertible preferred stock, $1.00 par value;
      1,136,364, shares authorized;  1,133,589 shares issued and
      outstanding in 1996;  none authorized, issued or outstanding in 1995       1,134           --
   Common stock, $.01 par value;  30,000,000 shares authorized:
     5,197,627 and  5,197,662 shares issued and outstanding
      in 1996 and 1995, respectively                                                52           52
Additional paid-in capital                                                      85,440       58,331
Accretion of redeemable preferred stock dividends                               (1,598)      (1,440)
Deficit accumulated during the development stage                               (33,548)     (25,144)
Deferred compensation                                                           (5,163)      (1,244)
Unrealized gain (loss) on available-for-sale securities                             --           43
                                                                              --------     --------
                                    Total stockholders' equity                  49,260       33,541

                                                                              --------     --------
                                                                              $ 55,615     $ 39,217
                                                                              ========     ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes to condensed financial statements. The accompanying notes are an integral part of these financial statements.

                          TRANSKARYOTIC THERAPIES, INC.
                      (A Company in the Development Stage)

                                          CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                          (000's omitted, except share data)
                                                                                                   For the Period
                                        For the Three Months Ended   For the Nine Months Ended      July 7, 1988
                                               September 30,                 September 30,            (Date of
                                               -------------                 -------------        Inception) Through
                                            1996          1995           1996         1995        September 30, 1996
                                        --------------------------   -------------------------    ------------------
License and contract fee revenues from
   Hoechst Marion Roussel, Inc. (HMRI)     $ 1,975      $ 1,700         $ 3,950      $13,400          $ 29,350

Costs and expenses:
   Research and development                  3,503        2,744          10,342        7,950            47,069
   General and administrative                1,535          898           3,446        2,635            19,329
                                           -------      -------         -------      -------          --------
   Total costs and expenses                  5,038        3,642          13,788       10,585            66,398
                                           -------      -------         -------      -------          --------

Income (loss) from operations               (3,063)      (1,942)         (9,838)       2,815           (37,048)

Other income (expense):
   Interest income                             646          304           1,434          750             3,893
   Interest expense                             --           --              --          (13)             (308)
                                           -------      -------         -------      -------          --------

Other income, net                              646          304           1,434          737             3,585
                                           -------      -------         -------      -------          --------
Income (loss) before provision
   for income taxes                         (2,417)      (1,638)         (8,404)       3,552           (33,463)

Provision for income taxes                      --           --              --           85                85
                                           -------      -------         -------      -------          --------

Net income (loss)                          $(2,417)     $(1,638)        $(8,404)     $ 3,467          $(33,548)
                                           =======      =======         =======      =======          ========

Pro forma net income (loss) per share      $ (0.17)     $ (0.11)        $ (0.59)     $  0.24

Shares used in computing pro forma
   net income (loss) per share              14,255       14,256          14,255       14,636

See accompanying notes to condensed financial statements. The accompanying notes are an integral part of these financial statements.

                          TRANSKARYOTIC THERAPIES, INC.
                      (A Company in the Development Stage)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                  (000's omitted)
                                                                                                 For the Period
                                                               For the Nine Months Ended          July 7, 1988
                                                                     September 30,                  (Date of
                                                                     -------------             Inception) Through
                                                                1996               1995         September 30, 1996
                                                              --------           --------      -------------------
OPERATING ACTIVITIES
Net income (loss)                                             $ (8,404)          $  3,467           $ (33,548)

Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                              1,183              1,094               5,627
      Compensation expense related to
         equity issuances                                          803                358               1,829
      Forgiveness of loan and interest receivable
         from terminated employee                                                                         334
      Accrued interest on convertible debt                                                                217
   Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses
         and other current assets                                 (263)                79                (419)
      Increase (decrease) in accounts payable                      194               (109)                709
      Increase (decrease) in accrued expenses                      327                (80)              1,048
                                                              --------           --------           ---------
Net cash provided by (used in) operating activities             (6,160)             4,809             (24,203)

OPERATING ACTIVITIES
Sales of marketable securities                                  42,745             33,471              91,418
Purchases of marketable securities                             (59,002)           (48,322)           (130,577)
Property and equipment additions                                  (676)              (271)             (9,050)
(Increase) decrease in employee loans                               31                (20)               (410)
License additions                                                 (534)               158                (924)
(Increase) in other assets                                         (64)               (32)               (213)
                                                              --------           --------           ---------
Net cash used in investing activities                          (17,500)           (15,016)            (49,756)

FINANCING ACTIVITIES
Sale of Class A redeemable preferred
   stock (September 1988 and May 1989)                                                                  3,000
Sale of Class A preferred stock (February 1990)                                                         3,000
Sale of Class B convertible preferred stock                                                            14,007
Sale of Class C convertible preferred stock                                                             8,075
Sale of Class D convertible preferred stock to HMRI                                                     4,735
Sale of Class E convertible preferred stock to HMRI                                 9,868               9,868
Sale of Class F convertible preferred stock                                                            14,251
Sale of Class G convertible preferred stock                     23,522                                 23,522
Issuance of convertible debt                                                                            5,000
Bank debt proceeds                                                                                      1,497
Bank debt repayments                                                               (1,098)             (1,497)
Sale of common stock, net                                           --                 --                 (98)
                                                              --------           --------           ---------
Net cash provided by financing activities                       23,522              8,770              85,360
                                                              --------           --------           ---------
Net increase (decrease) in cash and cash equivalents              (138)            (1,437)             11,401

Cash and cash equivalents at beginning of period                11,539              2,607                   0
                                                              --------           --------           ---------
Cash and cash equivalents at end of period                    $ 11,401           $  1,170           $  11,401
                                                              ========           ========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:

Conversion of convertible debt and accrued
   interest for Class B convertible preferred stock                                                 $   5,218


See accompanying notes to condensed financial statements. The accompanying notes are an integral part of these financial statements.

                        TRANSKARYOTIC THERAPIES, INC.
                     (A Company in the Development Stage)

                              September 30, 1996
                   Notes to Condensed Financial Statements
                                 (Unaudited)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

        These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

2.      PUBLIC OFFERING

        On October 22, 1996, the Company completed an initial public offering of its common stock by selling 2,500,000 shares of its common stock, resulting in net proceeds to the Company of approximately $34,085,000, after deducting estimated expenses of the offering. On the same date, the Company sold 333,333 unregistered shares of its Common Stock to Hoechst Marion Roussel, Inc. (HMRI) for total proceeds of $4,999,995. Concurrent with the completion of the initial public offering, all shares of Class A, B, C, D, E, F and G preferred stock were converted into 8,585,455 shares of Common Stock pursuant to the automatic conversion terms of the Company's Certificate of Incorporation. In connection with these conversions, all such shares of convertible preferred stock were canceled effective October 22, 1996.

        On July 22, 1996, the Board of Directors, and on September 25, 1996, the stockholders, authorized, subject to completion of the initial public offering, (i) an increase in the authorized shares of Common Stock to 30,000,000 shares and (ii) 10,000,000 shares of undesignated preferred stock, par value of $.01 per share.

3.      PRO FORMA FINANCIAL INFORMATION

        The following pro forma stockholders' equity summary as of September
30, 1996 gives effect to the conversion of the convertible preferred stock and issuance of the Common Stock in the Company's initial public offering, and to HMRI, completed on October 22, 1996:


                                                          Pro Forma as of
                                                        September 30, 1996
                                                        ------------------
                                                          (000's omitted)

Stockholders' equity:
   Undesignated preferred stock, $.01 par value;
     10,000,000 shares authorized, no shares issued
     and outstanding                                          $      0
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 16,616,415 shares issued and
     outstanding                                                   166
   Additional paid-in capital                                  131,488
   Deficit accumulated in the development stage                (33,548)
   Deferred compensation                                        (5,163)
                                                              --------

     Total stockholders' equity                               $ 92,943
                                                              ========


        Pro forma net income (loss) per share is computed using the weighted average number of common shares, including the Common Stock equivalents for convertible preferred shares, assuming conversion at date of issuance, which occurred upon the completion of the Company's initial public offering plus dilutive equivalent shares from stock options and outstanding warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, shares and equivalent shares issued by the Company during the twelve-month period prior to the public offering have been included in the calculations as if they were outstanding for all periods presented whether or not they are anti-dilutive (using the treasury stock method). Historical earnings per share have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure as a result of the initial public offering.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Transkaryotic Therapies, Inc. is engaged in the development and commercialization of products based on the Company's proprietary Gene Activation and gene therapy technologies. For its initial Gene Activation products, the Company is focusing on currently-marketed proteins that are medically useful, have been approved by health authorities and have achieved significant revenues in major markets. For its gene therapy program, the Company is focusing on the development and commercialization of cell-based products for the long-term treatment of a broad range of chronic human diseases. The Company commenced operations in 1988 and is at an early stage of development.

        To date, all revenues received by the Company have resulted from research and development agreements, license fees, and interest on invested funds; the Company has not received any revenues from the sale of products and does not expect to receive any such revenues for at least several years. The Company has incurred losses in each year of operation since inception, except 1995, and has accumulated losses since inception through September 30, 1996 of approximately $33,548,000. These losses resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating losses over the next several years primarily due to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability, and the performance of commercialization activities. In order to commercialize products, the Company will need to develop genetically engineered cells, scale-up manufacturing, complete preclinical and clinical testing and obtain regulatory approval.

        The Company's success may depend in large part on its ability to obtain patent protection for its processes and potential products in the U.S. and other countries and, if necessary, to defend successfully patent infringement claims that may be brought by competitors against the Company, and to obtain on commercially acceptable terms licenses to use the patents of others in its potential products and processes. The Company's failure to obtain such protection, successfully defend any such claims, and obtain the right to use such licenses could have a material adverse effect on the Company's business. Furthermore, the Company's success will also depend on its ability to obtain FDA approval to market its products. Compliance with applicable government regulations governing each of the Company's potential products will require a significant commitment of time, money, and effort by the Company, and there can be no assurances that any approval will be granted on a timely basis, if at all.

        Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of collaborative research agreements.

RESULTS OF OPERATIONS

    For the Three Months and Nine Months Ended September 30, 1996 and 1995
    ---------------------------------------------------------------------

        Strategic alliance revenues from licenses and contract fees earned from continuing collaborations with Hoechst Marion Roussel, Inc. ("HMRI") totaled $1,975,000 in the third quarter of 1996, an increase of 16%, compared to $1,700,000 for the same period in 1995. For the nine months ended September 30, 1996, strategic alliance revenues from HMRI totaled $3,950,000, a decrease of 70%, compared to $13,400,000 in the same period of 1995. The decrease in 1996 is due to a one-time license fee of $10 million received in the nine months ended September 30, 1995.

        The Company's total costs and expenses for the third quarter of 1996 increased by 38% to $5,038,000 from $3,642,000 in the comparable period for 1995. Research and development expenses increased 28% to $3,503,000 from $2,744,000, principally due to the growth in the Company's Gene Activation and gene therapy programs, including an increase in the number of employees engaged in research and development activities and an increase in purchased laboratory supplies. Other general and administrative expenses increased 70% in the third quarter of 1996 to $1,535,000 from $898,000 in the comparable 1995 period, principally due to increased legal expenses for patent filings, an increase in accrued employee compensation and a one-time consulting fee of $200,000. For the nine months ended September 30, 1996, total costs and expenses increased by 30% to $13,788,000 from $10,585,000 in the nine months ended September 30, 1995, primarily due to the increase in activities in the Company's Gene Activation and gene therapy programs. Contributing significantly to the increase in expenses were an increase in the number of employees engaged in research and development activities, increased purchases of laboratory supplies, increased equipment depreciation, and an increase in the expense recognized from amortization of deferred compensation from issuances of stock and stock option awards.

        Interest income increased by 112% to $646,000 in the third quarter ended September 30, 1996 compared to $304,000 in the comparable period in 1995 due to higher cash and marketable securities following the completion of two preferred stock offerings in October and December 1995 and July and August 1996. For the nine months ended September 30, 1996, interest income of $1,434,000 was nearly double the $750,000 interest income for the comparable period of 1995, due to the higher cash and investment balances throughout 1996. Interest expense was zero in 1996 compared to a $13,000 expense incurred in the nine months ended September 30, 1995 prior to the repayment of a bank loan and an equipment lease line of credit.

        For the third quarter ended September 30, 1996, the Company's net loss totaled $2,417,000, or $0.17 per share, compared to the net loss of $1,638,000, or $0.11 per share, in the comparable period of 1995, primarily due to the increases in expenses.

        For the nine months ended September 30, 1996, the Company incurred a net loss of $8,404,000, a loss of $0.59 per share, compared to net income in the nine months ended September 30, 1996 of $3,467,000, or $0.24 per share, primarily due to the receipt of one-time up-front license fee revenues in 1995.

LIQUIDITY AND SOURCES OF CAPITAL

        At September 30, 1996, the Company had cash, cash equivalents and marketable securities totaling $50,560,000 compared to $33,484,000 at December 31, 1995. In July and August 1996, the Company sold shares of its Class G Convertible Preferred Stock in a private placement resulting in proceeds of $23,522,000 net of offering costs and expenses.

        The Company had no material commitments for the acquisition of property and equipment at September 30, 1996.

        The Company expects to incur substantial additional research and development expenses including continued increases in personnel and costs related to research, preclinical testing and clinical trials, and for capital asset expenditures.

        On October 22, 1996, the Company completed its initial public offering resulting in proceeds of approximately $34,085,000, after deducting estimated expenses of the offering. In addition, the Company sold 333,333 shares of unregistered Common Stock to Hoechst Marion Roussel, Inc. for an additional proceeds of $4,999,995. At October 31, 1996 the Company held approximately $88,931,000 in cash, cash equivalents and marketable securities. The Company anticipates that the available cash will be adequate to satisfy its operating expenses and capital expenditure requirements, as presently planned, through 1999. The Company intends to seek additional funding as required through collaborative arrangements or through public or private financings, but there can be no assurance that additional financing will be available on acceptable terms, if at all.

FORWARD LOOKING STATEMENTS

        Statements that are not historical facts, including statements about TKT's confidence and strategies and the Company's expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward looking statements that involve risks and uncertainties. These uncertainties include commercialization or technology delays or difficulties; timing and satisfactory completion of clinical trials; patent and proprietary rights risks; changes in governmental regulations; lengthy approval processes; impact of competitive products and prices; development of manufacturing, distribution and marketing capabilities; dependence on collaborative partners; product demand and market acceptance risks; legal, economic and other risks detailed in the Prospectus, dated October 16, 1996, contained in TKT's Registration Statement on Form S-1 (file number 333-10845).

                           Part II. Other Information.

Item 1.    Legal Proceedings.

         The Company is currently involved, with respect to the Company's gene therapy technology, in one interference proceeding requested by the Company and declared by the U.S. Patent and Trademark Office (the "PTO"), as more fully described in the Prospectus, dated October 16, 1996, contained in TKT's Registration Statement on Form S-1 (file number 333-10845). The Company is not a party to any other legal proceedings.

Item 2.    Changes in Securities.

            (a)      Not applicable.

            (b)      Not applicable.

            (c) Since July 1, 1996, the Registrant issued and sold the following unregistered securities:

         On July 10, 1996 and August 7, 1996, the Company sold an aggregate of 1,133,589 shares of Class G Convertible Preferred Stock to certain investors at a purchase price of $22.00 per share for aggregate consideration of $24,938,958. All of such shares of Class G Preferred Stock automatically converted into 1,457,559 shares of Common Stock at the closing of the Company's initial public offering on October 22, 1996.

         On October 22, 1996, the Company sold 333,333 unregistered shares of Common Stock to Hoechst Marion Roussel, Inc. at a purchase price of $15.00 per share for aggregate consideration of $4,999,995.

         No underwriter was engaged in connection with the foregoing sales of securities. Sales of the shares of Preferred Stock and shares of Common Stock were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering. The Company has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals acquired the shares for investment and not with a view to the distribution thereof. At the time of issuance, all of the foregoing shares of Preferred Stock and Common Stock were deemed to be restricted securities for the purposes of the Act, and the certificates representing such securities bore legends to that effect.

Item 4.    Submissions of Matters to a Vote of Security Holders.

         On July 5, 1996, prior to the date the Company's registration statements on Form S-1 and Form 8-A became effective, the Company solicited, by means of a Written Consent of Stockholders, approval for a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation authorizing the designation of the Company's Class G

Convertible Preferred Stock ("Class G Stock") consisting of 1,136,364 shares of Class G Stock.

         After giving effect to the conversion into shares of Common Stock of all outstanding shares of Preferred Stock at the closing of the Company's initial public offering, a total of 7,663,110 shares of Common Stock were voted in favor of the proposals described above, no shares were voted against and 4,690,982 shares were not voted.

         In addition, on September 25, 1996, also prior to the date the Company's registration statements on Form S-1 and Form 8-A became effective, the Company solicited, by means of a Written Consent of Stockholders, approval for

         (i) a Certificate of Amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 15,000,000 shares to 30,000,000 shares;

         (ii) a Restated Certificate of Incorporation, to be filed with the Delaware Secretary of State upon the closing of the Company's initial public offering, to

                  (a) authorize a new class of undesignated Preferred Stock, $.01 par value per share, consisting of 10,000,000 shares, the terms and rights of which may be designated from time to time by the Board of Directors;

                  (b) delete Article IV in its entirety and replace it with a new Article IV such that, effective upon the closing of a public offering in which all outstanding shares of Preferred Stock automatically convert to Common Stock, no authorized shares of Preferred Stock shall be reissued;

                  (c) delete Article VII in its entirety and replace it with a new Article VII eliminating the liability of directors, except to the extent that the General Corporation Law of the State of Delaware prohibits the elimination or limitation of liability of directors for breaches of fiduciary duty;

                  (d) delete Article VIII in its entirety and replace it with a new Article VIII providing for indemnification of directors and officers in the Certificate of Incorporation;

                  (e) delete Article IX and replace it with a new Article IX which eliminates the right of stockholders to act by written consent and establishes a supermajority threshold of 66 2/3% to subsequently repeal or amend
Article IX;

                  (f) add a new Article XII which specifies that only the Chairman of the Board of Directors, the Chief Executive Officer (or if there is no Chief Executive Officer, the President), the Board of Directors or the holders of a majority of the capital stock of the Corporation entitled to vote may call a Special Meeting of Stockholders and establishes a supermajority threshold of 66 2/3% to subsequently repeal or amend Article XII; and

                  (g) add a new Article XIII pursuant to which Section 203 of the General Corporation Law of Delaware, as it may be amended from time to time, shall apply to the Corporation;

        (iii) the Amended and Restated By-Laws of the Company previously approved by the Board of Directors; and

         (iv) an amendment to the Company's 1993 Long-Term Incentive Plan increasing the number of shares of Common Stock authorized for issuance to 2,250,000 shares (after giving effect to a nine-for-seven stock split declared by the Board of Directors on August 15, 1996).

         After giving effect to the conversion into shares of Common Stock of all outstanding shares of Preferred Stock at the closing of the Company's initial public offering, a total of 9,932,588 shares of Common Stock were voted in favor of the proposals described above, no shares were voted against and 3,879,063 shares were not voted.

Item 6.    Exhibits and Reports on Form 8-K.

         (a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceeding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSKARYOTIC THERAPIES, INC.



Date: November 26, 1996                By: /s/ Anthony R. Hall
                                          -------------------------------------
                                          Anthony R. Hall
                                          Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.           Description                                      Page
-----------           -----------                                      ----


    4.1               Amended and Restated Certificate
                      of Incorporation of the Company

    4.2               Amended and Restated By-laws
                      of the Company

    11                Computation of Earnings Per Share

    27                Financial Data Schedules (EDGAR)