Form 10-K405
period 1996-12-31
TRANSKARYOTIC THERAPIES INC
filed 1997-03-27
CIK 885259

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER: 0-21481

                          TRANSKARYOTIC THERAPIES, INC.
             (Exact name of Registrant as specified in its charter)

                               ------------------


      Delaware                                                 04-3027191
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

                195 Albany Street, Cambridge, Massachusetts 02139
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (617) 349-0200

                               ------------------


        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

         The approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1997 was $174,655,000 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on that day. There were 16,649,460 shares of the Registrant's Common Stock outstanding as of March 1, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on June 12, 1997, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

SUMMARY

         Transkaryotic Therapies, Inc. ("TKT" or the "Company") has developed two proprietary technology platforms, Gene Activation and gene therapy. The Company's Gene Activation technology is a proprietary approach to the large scale production of therapeutic proteins which does not require the cloning of genes and their subsequent insertion into non-human cell lines. Consequently, the Company believes its Gene Activation technology avoids using patented approaches to protein production associated with such conventional genetic engineering techniques which have served as effective barriers to competition in the $11 billion therapeutic protein market. As a result, the Company believes it will be able to develop and successfully commercialize a broad range of Gene Activated versions of proteins which have proven medical utility, received marketing approval from regulatory authorities and generated significant revenues in major markets. The Company's most advanced Gene Activation development program is for the production of Gene Activated erythropoietin ("GA-EPO") with clinical trials expected to commence in the first half of 1997. The Company's gene therapy technology ("Transkaryotic Therapy") is a non-viral, ex vivo system based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods of time. In preclinical animal studies, the Company's Transkaryotic Therapy system has produced target proteins at therapeutic levels for the lifetime of the animal without any side effects.

GENE ACTIVATION: TECHNOLOGY BACKGROUND

         Protein Production: Three Technological Waves. The therapeutic value of certain proteins produced by the human body has been known for decades. One of the major advances in 20th-century medicine was the development of systems for the large-scale production of therapeutic proteins outside the body. For example, prior to the development of a manufacturing process for insulin more than seventy years ago, patients with Type I (juvenile onset) diabetes were offered no effective treatment and generally died of starvation at an early age. Following the development of pharmaceutical insulin preparations for injection, Type I diabetics could live long and relatively normal lives. During this first wave of protein production technology, proteins were generally purified from human or animal tissue. Insulin, for example, was isolated from the pancreas of pigs and cattle, and growth hormone, for the treatment of short stature, was isolated from the pituitaries of cadavers. During the second wave of protein production technology, based on the cloning of human genes, proteins were manufactured using conventional genetic engineering techniques. As a result, by the mid-1980's, it became routine to engineer cells to produce therapeutic proteins at levels that were substantially in excess of what could be obtained by purification from tissue. However, since many of the proteins produced by conventional genetic engineering techniques had previously been purified, the patent protection afforded to this second wave of protein production technology tended to focus on the genes encoding therapeutic proteins. Accordingly, many patents have been issued covering isolated and purified DNA sequences encoding such proteins, various vectors used to insert such DNA sequences into production cell lines, and cell lines modified by the insertion of such DNA sequences. TKT believes its proprietary Gene Activation technology represents the third wave in the evolution of protein production technology in that it is based on the activation of genes encoding therapeutic proteins in human cells rather than the cloning and transfer of these genes. TKT's Gene Activation technology avoids using the approach to protein production associated with the second wave, and the Company believes this will allow it to develop and commercialize a large number of therapeutic proteins, including many that are currently marketed.

         Gene Structure and Regulation of Gene Expression. Recent advances in molecular biology, cell biology, and genomics have led to a much better understanding of the structure and function of human genes than was possible only a few years ago. It is now generally accepted that virtually all genes contain certain DNA sequences that provide information necessary for the cell to assemble a specific sequence of amino acids that make up a protein ("coding DNA sequences"). Thus each gene can be viewed as the blueprint for a particular protein, and "gene expression" is the process which leads to the synthesis of the protein it encodes. Gene expression is controlled by certain DNA sequences which function as switches that "turn on" the gene and trigger the synthesis of the protein ("regulatory DNA sequences"). Despite the staggering variety of proteins synthesized by the cells of the body, this process is universal.

         Essentially every human cell contains the same set of approximately 100,000 genes, but each cell type actually produces only a subset of the 100,000 proteins possible. For example, although essentially all human cells contain the insulin gene, only certain cells of the pancreas actually produce insulin. The regulatory switches that turn on gene expression in the appropriate cell type also turn off gene expression in all other cell types. For this reason, only pancreatic cells express insulin -- the regulatory DNA sequences normally associated with the insulin gene prevent expression elsewhere in the body. TKT's Gene Activation technology is based on activating previously silent genes by bypassing regulatory DNA sequences set in the "off position" with regulatory DNA sequences set in the "on position."

         Conventional Recombinant Protein Production. By the 1970's, the clinical benefits of several proteins were well-known and the potential benefit of many others was envisioned. Based on a series of basic discoveries in the 1960's and 1970's, scientists learned to clone and manipulate genes of therapeutic interest, leading directly to the birth of the biotechnology industry and the large scale production of therapeutic proteins. To produce large quantities of a therapeutic protein using conventional genetic engineering techniques, scientists first clone the relevant human gene by isolating the coding DNA sequences for the gene from the human cell and transferring them to bacteria, where large quantities of the gene are copied. The cloned gene is then isolated from the bacteria and placed in a test tube. In this test tube, the cloned gene is then fused to appropriate regulatory DNA sequences, and the resulting DNA fragment containing both the regulatory DNA sequences and the coding DNA sequences is inserted into a non-human (mammalian, yeast, or bacterial) cell. This genetically modified cell is then propagated in large bioreactors for commercial-scale production of the protein.

TKT'S GENE ACTIVATION TECHNOLOGY

         Although the conventional approach to recombinant protein production is quite powerful, its use today faces certain commercial barriers and technical limitations. The primary barrier is that biotechnology companies have sought and obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as an effective entry barrier, minimizing competition in the $11 billion (1995 worldwide revenues) protein therapeutics market. In addition, conventional genetic engineering techniques for protein production may face technical limitations arising from the need to first clone the gene of interest. For certain proteins, this step adds to development times, increases costs and is technically challenging. Technical difficulties may also arise from the use of non-human production cell lines, which may result in the production of proteins which may have therapeutically significant differences from those naturally produced by the cells of the human body. Furthermore, production processes based on conventional genetic engineering may not have incorporated recent advances in cell culture systems with significant efficiency and cost advantages as compared to processes originally developed over a decade ago.

         To overcome these commercial barriers and technical limitations, TKT has developed Gene Activation technology for the production of therapeutic proteins that does not rely on the manipulation of cloned genes. Using its proprietary technology, TKT has succeeded in producing therapeutic proteins in human cells by bypassing regulatory DNA sequences set in the "off position" with regulatory DNA sequences set in the "on position" in order to activate the gene of interest. The Company's Gene Activation technology does not require the manipulation of the protein coding DNA sequences of the gene. The bypass of an "off switch" with an "on switch" is accomplished by "gene targeting." Gene targeting is a technology by which DNA fragments can be "cut and pasted" precisely at pre-selected, desirable locations within the cell's genome. Gene targeting can be thought of as molecular surgery, with the surgical tools literally functioning at the molecular level. The technical term for gene targeting, homologous recombination, reflects its underlying mechanism: cells have the capacity to align two homologous DNA sequences (two sequences that are quite similar) and exchange one with the other. In Gene Activation, the new regulatory sequences are flanked with "homing" sequences and structural sequences which allow the cell to exchange the new active regulatory sequences in place of the old inactive ones. The new sequences must be introduced precisely in order to allow the proper initiation of gene expression.

         In order to manufacture a protein of therapeutic interest using Gene Activation, a human cell line producing the protein must be generated. This cell line will ultimately become the master cell bank for large scale manufacturing and is generated as follows:

         1. Determine the sequence of a portion of the regulatory DNA sequences that control the gene of interest;

         2. Build a "targeting fragment" by fusing homing sequences to a new regulatory region known to be active in the human cell line chosen for manufacturing;

         3.    Introduce the targeting fragment into the cell line;

         4. Identify and propagate an activated cell line producing the protein of interest; and

         5. Optimize protein productivity and prepare the cell line for commercial scale manufacturing.

         The Company has successfully accomplished all of the steps described above for GA-EPO. The results of TKT's work in this area have led to proof-of-concept that (i) gene targeting can be used to direct the integration of regulatory and structural sequences to a specific, pre-selected position in the genome, (ii) the product of the targeting event is a cell containing an activated gene and (iii) the protein production properties of cells created by Gene Activation are predictable and suitable for, and have been successfully used in, large-scale manufacturing. Accordingly, the Company believes that these methods may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes. Because the Gene Activation process avoids many of the technical limitations of conventional recombinant protein production technology, the Company also believes that the Gene Activation process is at least as efficient as, and may be more cost effective than, conventional genetic engineering techniques for protein production.

TKT'S GENE ACTIVATION PRODUCTS: GENE ACTIVATED ERYTHROPOIETIN

         The Company's initial strategy in exploiting its technology is to commercialize Gene Activated proteins that have proven medical utility, have received marketing approval from regulatory authorities and have achieved significant revenues in major markets. These protein products have experienced high rates of acceptance among physicians and health care providers. The Company believes, based primarily on information obtained from annual reports of public companies and other published sources, that the total market for the eight largest marketed proteins in 1995 was approximately $10.8 billion. See Table I on page 5. As the number of new approved protein products increases and as the number of approved indications for such products increases, the Company believes that the market for these protein products will continue to experience substantial growth. The Company also believes that the broad applicability of its Gene Activation technology for protein production and the fact that many additional proteins are currently in clinical development will provide a large number of candidates for commercialization using TKT's Gene Activation technology.

    TABLE I. ESTIMATED 1995 WORLDWIDE PROTEIN PRODUCT REVENUES (IN MILLIONS)


      PROTEIN              PRIMARY INDICATION     REVENUES
      -------              ------------------     --------
      Erythropoietin       Anemia                 $ 2,900
      Insulin              Diabetes                 1,950
      G-CSF                Neutropenia              1,700
      Growth Hormone       Short stature            1,500
      alpha-Interferon     Hepatitis/Cancer         1,000
      Factor VIII          Hemophilia A               950
      tPA                  Myocardial infarction      450
      (beta)-Interferon    Multiple sclerosis         350



         TKT has focused its initial Gene Activation efforts on the development of its GA-EPO product in collaboration with Hoechst Marion Roussel, Inc. ("HMRI"). Erythropoiesis is the process by which red blood cells (erythrocytes) are produced. When the body requires additional red blood cells, the kidney normally produces erythropoietin, a circulating protein hormone which stimulates the differentiation of certain progenitor cells in the bone marrow. The kidney's critical role in red blood cell production was determined in the 1950's, and erythropoietin was first isolated and purified from the urine of patients with anemia in the 1970's (the first wave). The gene encoding erythropoietin was cloned in the 1980's and used for production of the protein using conventional genetic engineering techniques (the second wave). Erythropoietins have been successfully used to treat anemia associated with a variety of conditions, including the anemia of kidney failure (which causes a reduction in the body's ability to produce the protein) and the anemia of chemotherapy (which causes the destruction of a large number of bone marrow progenitor cells).

         GA-EPO Development Status. TKT has successfully applied its Gene Activation technology to produce GA-EPO in human cells (the third wave). To illustrate the underlying concept of the Gene Activation process, consider that essentially all human cells contain the erythropoietin gene, yet only certain cells of the kidney actually produce erythropoietin. In all other cells in the human body, the erythropoietin gene is inactive. The erythropoietin gene is not expressed in most human cells because regulatory sequences in those cells prevent the protein from being made; the gene is controlled by a switch ("regulatory DNA sequences") that is permanently in the "off" position. The goal of TKT's GA-EPO program was to remove this "off switch" in a human cell in which the erythropoietin gene is inactive and, in effect, replace it with regulatory sequences comprising an "on switch" to activate erythropoietin expression.

         TKT has produced a GA-EPO producing cell line sufficient for scale-up to commercial production levels. To accomplish this, TKT first studied the regulatory region that prevents expression of the erythropoietin gene in most human cells and developed an activation strategy. Next, a targeting fragment was constructed by fusing certain homing sequences to a new regulatory region known to be active in the human cell line chosen for manufacturing. The targeting fragment was then introduced into the cell line under conditions appropriate for homologous recombination to occur, and a resulting cell line that produced GA-EPO was identified. The GA-EPO productivity of the cell line was optimized, and the cells were prepared for commercial-scale manufacturing. At present, a production cell line has been scaled up and successfully used to produce GA-EPO. The purified protein has been subjected to an extensive series of analyses and has the properties expected of a human erythropoietin preparation. In particular, the protein has an appropriate molecular weight, amino acid composition, amino acid sequence, secondary structure, and glycosylation profile. GA-EPO has been shown to function in vitro and in vivo in a dose-dependent manner. Finally, preclinical safety tests performed to date have yielded satisfactory results. The Company believes that GA-EPO will be functional in patients because extensive preclinical testing has demonstrated that the protein has the structural and functional characteristics that would be expected of a human erythropoietin preparation. The Company anticipates that HMRI will commence clinical trials on GA-EPO in the first half of 1997.

         The Company believes that GA-EPO is likely to be reviewed within FDA by the Center for Biologics Evaluation and Research ("CBER"). This assumption is based on the fact that erythropoietin products have historically been reviewed by CBER and on the Company's preliminary discussions with CBER officials. CBER currently has no "bioequivalence" pathway for the rapid approval of related biologics, and the Company believes that GA-EPO will require a complete clinical and regulatory program. However, the regulatory and clinical programs have the advantage of focusing on Gene Activated products with conventional counterparts that are well-known to regulatory authorities around the world (in contrast to a typical new biologic, which has no related history concerning its safety and efficacy in humans). Accordingly, TKT believes that clinical development can be accomplished in a focused and timely manner.

GENE ACTIVATION COLLABORATIONS AND COMMERCIALIZATION STRATEGY

         In order to rapidly develop and exploit its Gene Activation technology, TKT has entered into two strategic alliances with HMRI, the first in May 1994 and the second in March 1995. HMRI, with its affiliates, is one of the largest pharmaceutical groups in the world with significant distribution capabilities in all major markets. The alliances are focused on the development of two products, GA-EPO and a second, undisclosed protein. TKT has the potential to receive up to $125 million from HMRI consisting of license fees, equity investments, milestones and research funding in addition to royalties on the sales of the two products, of which $49 million has been received to date. In addition, HMRI is responsible at its own expense for all worldwide development, manufacturing and marketing activities.

         In May 1994, TKT and HMRI (formerly named Marion Merrell Dow Inc.) entered into an agreement to commercialize TKT's GA-EPO. Under the terms of the agreement, HMRI is obligated to pay TKT a total of $58 million upon completion of all milestones and objectives set forth in the agreement. To date, TKT has received a total of $22 million, which includes up-front fees of $10 million for a license to the Gene Activation technology for GA-EPO, $5 million for the purchase of shares of the Company's Class D Preferred Stock, a $2 million milestone payment in November 1995 at which time HMRI accepted a cell line sufficient for scale-up to commercial production levels of GA-EPO, and $5 million for the purchase of shares of Common Stock upon the closing of the Company's initial public offering. The remaining $36 million in payments are based on HMRI's achievement of certain GA-EPO clinical development milestones. HMRI is responsible for the worldwide development, manufacturing and marketing of GA-EPO, and TKT will receive a royalty based on net sales.

         In March 1995, TKT entered into a second agreement with HMRI to commercialize a second, undisclosed protein. Pursuant to the agreement, TKT also granted to HMRI an option to commercialize certain aspects of TKT's gene therapy technologies related to this protein. Under the terms of the agreement, HMRI is obligated to pay to TKT a total of $67 million upon completion of all milestones and objectives set forth in the agreement. To date, TKT has received a total of approximately $27 million from HMRI under the second agreement, including up-front fees of $10 million for a license to the Gene Activation technology for the second protein, $10 million for the purchase of shares of the Company's Class E Preferred Stock, and $7 million to fund basic research at the Company. The remaining $40 million to be paid by HMRI to TKT consists primarily of milestone payments based on the development of the product resulting from the licensed technology. TKT is responsible for delivering a cell line suitable for large scale manufacturing. HMRI is responsible for the worldwide development, manufacturing and marketing of the product, and TKT will receive a royalty based on net sales.

         In addition to the above transactions, in December 1995, HMRI purchased $7.9 million of the Company's Class F Preferred Stock.

         Having completed its responsibilities under its first Gene Activation project by successfully generating a cell line sufficient for scale-up to commercial production levels of GA-EPO that has been accepted by HMRI, TKT is actively pursuing other Gene Activation product candidates. The Company believes that its revenues from the commercialization of Gene Activated proteins will be divided into three stages. In the short term, TKT will attempt to license out additional proteins for development by pharmaceutical partners in return for licensing and milestone payments as well as research funding. In the medium term, the Company anticipates that it will receive royalty payments from HMRI with respect to GA-EPO, as well as from pharmaceutical partners that successfully manufacture and market its Gene Activated proteins. In the long term, the Company will consider developing Gene Activation products independently. Future Gene Activation products may include currently-marketed proteins, proteins currently in late stage clinical development or proteins that are in much earlier stages of development. At present, TKT intends to focus on the currently-marketed products until products from these latter two categories demonstrate clinical and commercial viability before embarking on development programs. TKT believes that its focus on currently-marketed proteins for near-term commercialization and on development-stage proteins for the long-term appropriately utilizes Company resources, maximizes near-term commercial potential and will allow the Company to build a strong Gene Activation product pipeline for the future.

GENE THERAPY TECHNOLOGY

         TKT's Gene Therapy Approach. The first three waves of protein production have a critical feature in common: regardless of methodology, the proteins are manufactured outside the human body. The Company believes that its approach to gene therapy, Transkaryotic Therapy, represents the fourth wave of protein production -- a system that would restore the patient's natural ability to produce a required therapeutic protein. TKT's approach to gene therapy is based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods. The Company believes the approach will be safe, cost-effective and clinically superior to the conventional delivery of proteins by injection. In preclinical animal studies, a single administration of one of the Company's gene therapy products resulted in the lifetime production and delivery of therapeutic proteins. The Company has initiated a Phase I clinical study to determine the safety of its gene therapy system, and preliminary data suggests that the administration of genetically-engineered cells appears to be well-tolerated.

         TKT believes its gene therapy system is broadly enabling and, accordingly, may be applicable to the treatment of a wide range of human diseases. Because TKT's gene therapy has demonstrated long-term delivery of therapeutic proteins in animal model systems, the Company believes its approach may be well-suited to the treatment of chronic protein deficiency states including hemophilia, diabetes and hypercholesterolemia. The diseases targeted by TKT are characterized by a significant unmet medical need, and the clinical goals that must be achieved by TKT's gene therapy products are well-defined. The potential benefits of TKT's gene therapy products include improved therapeutic outcome, elimination of frequent painful injections and the problem of patient compliance, a minimization of side effects due to over- or under-dosing of conventional proteins and a reduction in costs.

         There are a large number of technical approaches to gene therapy, but two basic distinctions can be used to characterize the field. The first distinction is viral versus non-viral -- viral gene therapy approaches use genetically modified viruses to introduce genes into human cells by infection, and non-viral approaches use noninfectious (chemical or physical) means to introduce the genes. The second distinction is in vivo vs. ex vivo -- in vivo gene therapies are based on the administration of DNA-based drugs directly to the patient, whereas ex vivo gene therapies are based on removing a small number of cells from a patient, introducing a gene into the cells and implanting the engineered cells into the patient.

         TKT's enabling gene therapy technology platform is a non-viral, ex vivo system which the Company believes is significantly different from other approaches to gene therapy. The Company believes that these differences will allow for physiologic levels of protein expression in patients for extended periods, a goal that historically has represented a major obstacle in alternative gene therapy systems. The major alternative to TKT's system is based on the use of genetically-modified retroviruses and adenoviruses to infect patients' cells. The Company believes that such viral ex vivo approaches present a significant safety risk due to the possibility of causing new viral infections in patients and have not allowed long-term production of the therapeutic protein in animal models or patients. Furthermore, to the best of the Company's knowledge, neither viral nor non-viral in vivo gene therapy technologies have allowed long-term or high level protein expression in the patient and are likely best-suited for non-chronic applications such as immunotherapy. TKT believes Transkaryotic Therapy is well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states as demonstrated by the long-term delivery of therapeutic proteins in animal models.

         In order to develop a safe, effective, non-viral, ex vivo gene therapy system, the Company believes that several major tasks must first be accomplished in basic and preclinical settings. Each of the steps must be carried out to allow the ultimate product to be manufactured efficiently, reproducibly and cost-effectively, to be subjected to rigorous quality control to ensure safety and to direct the long-term production and delivery of the therapeutic protein in the patient. The first step involves the development of techniques for obtaining and propagating the cell types of interest. Next, non-viral methodologies must be developed that allow DNA fragments to be stably introduced into these cells. DNA fragments containing the appropriate DNA regulatory sequences fused to the desired protein encoding sequences, for example, must be constructed and introduced into cells to generate genetically-engineered cells which express the therapeutic protein at clinically relevant levels. After the DNA fragments have been successfully introduced into human cells, methodologies must then be developed which allow the engineered cells to properly process the therapeutic protein. The final step involves the development of methods and formulations for the implantation of the engineered cells.

         TKT scientists have successfully accomplished all of the above tasks (Table II on page 9) and, in model systems, have successfully delivered therapeutic proteins for the lifetime of the experimental animals. Much of TKT's work has focused on gene therapy using fibroblasts, a cell type present in the skin (and throughout the body) that is readily obtained from patients and propagated in culture. The Company has developed a variety of methodologies for the stable transfection of normal human cells. "Stable transfection" means that the introduced DNA fragment becomes part of a chromosome in the treated cell. One such methodology is electroporation, a technique based on subjecting cells to a brief electrical pulse. The pulse transiently opens small pores in the cell membrane that allow the DNA fragments of interest to enter the cell. The technique is simple, reproducible (it works for a variety of cell types and for cells derived from newborns to the elderly), efficient (one electroporation provides many more transfected cells than required for treatment) and cost-effective (less than one dollar per reaction).

TABLE II.  TKT'S GENE THERAPY SYSTEM: SUMMARY OF SELECTED TECHNICAL
ACCOMPLISHMENTS

TASKS                          Achievement                                 Comments
-----                          -----------                                 --------
Cell types propagated          Fibroblasts, myoblasts, mammary             Cells retain normal properties
                               epithelial cells

Proteins expressed             Factor VIII, Factor IX, Growth              All expressed at levels of at
                               Hormone, Insulin, Interleukin-2,            least 1 ug/million cells/day
                               LDL receptor, alpha-galactosidase

Transfection                   Electroporation, microinjection,            All with efficiencies greater
methodologies applied          polybrene and calcium phosphate             than 1 stably transfected cell
                               precipitation                               per thousand treated cells

Proteins characterized         Factor VIII, Factor IX, Growth              All with natural post-
                               Hormone, alpha-galactosidase                translation modifications

In vivo expression             Factor VIII, Factor IX, Growth              All at physiologic levels in
observed                       Hormone, Insulin                            animal models


         The Company believes it has developed the basic technologies required for a safe and effective gene therapy approach which can be refined and optimized for patient use. In patients, TKT envisions that the system would function as follows:

         1. The clinician would identify the patient to be treated and perform a small skin biopsy.

         2. In TKT's manufacturing facility, patient cells would be harvested from the biopsy specimen.

         3. The DNA fragment containing DNA regulatory sequences and protein coding sequences would be introduced into the harvested cells by electroporation. The DNA fragment and the electroporation methodology would be the same for all patients with a given disease.

         4. A genetically-engineered cell expressing the therapeutic protein would be identified, propagated, subjected to appropriate characterization and quality control tests and formulated in a syringe. The syringe would then be returned to the physician.

         5. The physician would then inject the engineered cells under the patient's skin as an outpatient procedure.

         The above patient techniques have been successfully carried out in an ongoing Phase I clinical trial. These procedures might vary based on the disease to be treated. For example, different cell types, sites of implantation and genes of interest could be advantageous for a given disease.

         Clinical Development Status. The Company's approach to initial clinical development of its enabling gene therapy technology is to evaluate product safety in extremely conservative clinical settings. Towards this end, the Company has initiated one Phase I clinical trial for the treatment of cancer cachexia (the gradual wasting of the body) by growth hormone gene therapy and is sponsoring a second Phase I clinical trial for the treatment of renal cancer and malignant melanoma by Interleukin-2 gene therapy. Based on the data generated from these studies, the Company believes it will be well-positioned to perform clinical trials in patients with conditions that are not life-threatening. At present, the Company intends to explore the possibility of further development of these products in conjunction with corporate partners.

         TKT's first Company-initiated trial began in the U.S. in late 1994 following both the validation of TKT's pilot manufacturing facility and FDA review of the Company's IND. The Phase I study is based on the implantation of genetically modified skin fibroblasts to express growth hormone in cancer patients at risk for cachexia. A total of 20 patients will be enrolled with five escalating dosage blocks. Community physicians have injected the modified cells under the skin of subjects; all patient procedures have been performed on an out-patient basis. The major goal of the study is to develop a safety profile of the product in humans. To date, 12 patients have been enrolled in the trial and the therapy appears to be well-tolerated. Due to the extremely conservative inclusion and exclusion criteria for the trial, it is expected to continue well into 1997.

         The Company has also sponsored a Phase I study at the University of Freiburg based on the delivery of Interleukin-2 by genetically modified skin fibroblasts in order to restore or enhance the ability of the immune system to attack the tumor cells in patients with renal cancer and malignant melanoma. All manufacturing processes have been developed and performed by the University and to date, the product appears to be well-tolerated.

         Based on the results described above, the Company believes that Transkaryotic Therapy offers several clinical and commercial advantages over conventional treatments and other gene therapies for targeted diseases, including:

- SAFETY. Transkaryotic Therapy does not use infectious agents such as retroviruses to genetically engineer the patient's cells. TKT's non-viral method of producing genetically engineered cells allows for extensive safety testing prior to their implantation in the patient. In studies of TKT's gene therapy system involving over 5,000 animals, no side effects have been observed.

- LONG-TERM EXPRESSION. Transkaryotic Therapy is designed to produce long-term results with a single treatment. In preclinical animal studies, the Company has produced target proteins at therapeutic levels for the lifetime of the animals, suggesting the possibility of long-term effectiveness in humans.

- CONTROLLABILITY. Transkaryotic Therapy is designed to deliver therapeutic proteins at levels which meet a patient's specific needs. The Company believes that its gene therapy system will allow the physiologic and pharmacologic regulation of expression. Further, the Company believes that the treatment afforded by Transkaryotic Therapy will be readily reversible so that therapy can be discontinued if no longer required.

- FLEXIBILITY. The Company has focused on genetically-engineering a wide variety of human cell types because, although certain cell types are useful in the gene therapy of particular diseases, no single cell type is appropriate for the gene therapy of all diseases.

- EASE OF ADMINISTRATION. Transkaryotic Therapy will allow for the administration of its products by a single injection under the patient's skin on an out-patient basis. Furthermore, the potential long-term effectiveness of the treatment could eliminate problems of patient compliance.

- COST-EFFECTIVENESS. Transkaryotic Therapy takes advantage of the patient's natural ability to synthesize therapeutic proteins for extended periods. The potential benefits of Transkaryotic Therapy include improved therapeutic outcome, the elimination of frequent painful injections and patient compliance problems, a reduction of side effects due to overdosing and underdosing of conventional proteins and significant reductions in cost. Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals which require frequent administration.

TKT'S GENE THERAPY DEVELOPMENT PROGRAMS AND COMMERCIALIZATION STRATEGY

         The Company is focusing its development efforts on gene therapy products for the treatment of chronic diseases with straightforward and well-characterized etiologies. For certain of these diseases, such as Hemophilia A, effectiveness, dose ranges and safety have been clearly established in the context of currently approved and marketed products. For others, such as Fabry disease, preliminary in vitro and animal model data strongly suggest that the long-term delivery of appropriate therapeutic proteins will effectively treat the disease. The Company believes that this initial focus will provide strategic advantages by allowing evaluation of Transkaryotic Therapy based on well understood clinical parameters, thereby facilitating the regulatory approval process. Furthermore, the Company believes that when administered as part of its proprietary gene therapy system, these proteins may provide therapeutic benefits not achievable using conventional methods of delivery.

         Hemophilia A. When a blood vessel ruptures, an intricate series of events allows the rapid formation of a clot in normal individuals. One of the best-studied coagulation disorders is Hemophilia A, caused by a deficiency or defect in protein coagulation Factor VIII. Patients with the disease experience acute, debilitating and often life-threatening bleeding episodes. Depending on the severity of the disease, bleeding may occur spontaneously or after minor trauma. Conventional treatment consists of temporarily increasing the patient's Factor VIII levels through infusions of plasma-derived or recombinantly-produced Factor VIII. Factor VIII levels typically rise to therapeutic levels for only two to three days following intravenous administration, then return to the baseline subtherapeutic level, once again placing the patient at risk for a serious bleeding episode. It is estimated that there are about 19,000 Hemophilia A patients in the U.S. and Canada, 25,000 in Europe, and 4,000 in Japan. In the U.S., an adult suffering from the disease receives Factor VIII protein treatment only during bleeding crises at an average annual cost of approximately $65,000.

         TKT's approach to the treatment of hemophilia is based on the production and delivery of Factor VIII using Transkaryotic Therapy. The Company believes that its Factor VIII gene therapy product has the potential to provide a constant supply of therapeutic levels of the missing protein, effectively eliminating the problem of rapid disappearance of the therapeutic protein. The Company has produced clonal populations of human fibroblasts which have been transfected to express Factor VIII in vitro, demonstrated that the protein is properly processed and achieved protein expression in animals. The Company has initiated preclinical studies for the product and intends to initiate Hemophilia A clinical trials in 1997.

         In July 1993, the Company entered into a Collaboration and License Agreement with Genetics Institute, Inc. ("GI") relating to a joint development and marketing program for a Hemophilia A gene therapy product based on the Company's non-viral technology. The agreement provides that the parties will collaborate to develop and commercialize a non-viral gene therapy product for the treatment of Hemophilia A using TKT's proprietary technology and GI's patented Factor VIII genes. Under the agreement, GI has granted TKT a nonexclusive worldwide license under GI's patents covering truncated versions of the gene encoding Factor VIII for use in certain non-viral gene therapy applications. GI has agreed to pay a portion of the clinical development costs of the product in the U.S., Canada and the European Community. TKT retained exclusive manufacturing rights throughout the world and exclusive marketing rights to all countries of the world except those in Europe. Subject to certain conditions, GI received exclusive rights to market the product in Europe. The agreement is terminable by GI in the event certain product development and regulatory approval milestones are not reached.

         Fabry Disease. Fabry disease is an X-linked lysosomal storage disease caused by the deficiency of the enzyme alpha-galactosidase. The disorder is characterized by the accumulation of lipids in lysosomes of vascular endothelial and smooth muscle cells and in a wide variety of other tissues. Patients with classic Fabry disease of early onset, generally in adolescence, show diverse clinical manifestations including severe pain and cardiovascular and renal complications. It is estimated that there are about 2,000 patients in the U.S. and a total of approximately 5,000 patients in the developed world. Current treatment of the disease is limited to the reduction of symptoms. Clinical trials of enzyme replacement therapy in the late 1970's have been reported using infusions of alpha-galactosidase purified from placenta, spleen or plasma. The intravenous injection of the enzyme resulted in the transient reduction in the plasma levels of the deleterious lipid but, due to the limited availability of the enzyme obtained from human sources, insufficient quantities were available for further studies.

         The development of a safe and effective gene therapy product for the direct delivery of alpha-galactosidase using a gene therapy approach could result in an elimination of pain symptoms, the medium- and long-term cardiovascular and renal complications and in an increased life expectancy and improved quality of life. TKT has produced purified alpha-galactosidase from normal human fibroblasts and demonstrated that the enzyme has the desired structural and functional properties. Before proceeding to a gene therapy trial, it is important to determine the safety and pharmacokinetics of the protein in humans. Towards these ends, the Company filed an IND in November 1996 and initiated a small Phase I clinical trial in January 1997 to study the protein. This study is being performed at the National Institute of Health ("NIH") under a collaborative research and development agreement ("CRADA") executed in 1996. Based on the data obtained, it is anticipated that this study will allow the design of a follow-up gene therapy trial in 1997.

         Long-term Gene Therapy Targets. The Company's long-term gene therapy product development strategy is focused on products for the treatment of commonly occurring diseases including both juvenile- and adult-onset diabetes, hypercholesterolemia and osteoporosis. These are diseases for which either (i) a proven therapeutic protein exists but effective treatment of the disease requires complex patterns of regulation in the patient (for example, insulin is widely used in the treatment of diabetes but delivery of insulin by conventional methods is imprecise and does not prevent the serious complications of the disease) or (ii) no protein has yet been proven effective in treating the disease (for example, many proteins are thought to have potential in the treatment of hypercholesterolemia, but that has yet to be proven conclusively in patients).

         Manufacturing. One of the critical aspects of any cell-based therapy is the approach to manufacturing. As stated above, the manufacturing process takes up to six weeks and it is essential to optimize the process to allow for a commercially-viable product. The Company believes that this has been accomplished and, for example, the Company believes that the cost for manufacturing its single administration Factor VIII gene therapy product is less than that for manufacture of a one year supply of purified Factor VIII protein required by a typical patient. To produce early clinical materials, TKT has constructed a pilot manufacturing facility that was designed to conform to FDA guidelines for Current Good Manufacturing Practice ("cGMP"). For Phase III clinical trials and commercialization, TKT intends to construct a cGMP-certified facility.

         The Company intends to manufacture its gene therapy products in central manufacturing facilities. Initially, a single facility would be constructed to serve the U.S. As the Company's product pipeline matures, it is anticipated that demand will increase, possibly requiring the Company to construct an additional central manufacturing facility in the U.S. Other gene therapy companies have adopted a strategy wherein every large city (or potentially large hospital) would have a cell processing facility, but TKT believes that the requirements for strict quality control and the benefits of economy of scale are best achieved using the central manufacturing strategy.

OTHER GENE THERAPY COLLABORATIONS

         In 1994, the Company entered into a three-year collaboration with the University of Freiburg. As part of that collaboration, TKT is sponsoring the first gene therapy trial approved in Germany. The Phase I study is based on the delivery of Interleukin-2 by genetically modified skin fibroblasts in order to restore or enhance the ability of the immune system to attack the tumor cells in patients with renal cancer and malignant melanoma. TKT has no role in the manufacturing process. The trial was initiated in 1994 and 14 patients have been enrolled to date. In addition to sponsoring the clinical trial, TKT has certain rights to technologies developed for the non-viral gene therapy of certain cancers.

         In November 1995, the Company entered into a collaboration with the Institute Pasteur (the "Institute") to study the gene therapy of Hurler disease, a lysosomal storage disorder. The Institute has successfully delivered various proteins in a number of animal models, and the Company and the Institute are working to improve expression of the missing enzyme in human cells. In addition, the Company has certain rights to related technologies developed at the Institute.

         In July 1996, the Company entered into a collaboration with the Women's and Children's Hospital, Adelaide (the "Hospital") to study gene and protein replacement for the mucopolysaccharidoses, a group of lysosomal storage disorders, including Hunter syndrome. The Company and the Hospital plan to work towards developing a series of therapies for these related diseases, building on the Hospital's twenty years of experience in their molecular biology and clinical features. In connection with the collaboration, TKT will pay the Hospital a royalty on product sales and will reimburse the Hospital for a portion of the patent costs associated with patent prosecution. The Company will also provide the Hospital with funding for research in the field of mucopolysaccharidoses diseases. TKT has secured the worldwide rights to any products and/or patents resulting from the collaboration.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         Proprietary Issues. For many currently-marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified. As such, it was generally not possible to obtain a broad composition of matter patent for many of the currently-marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods (including methods of producing proteins using this approach) led to issued patents in many cases. TKT believes that, by completely avoiding the use of isolated and purified DNA sequences encoding proteins of commercial interest, the Company's technology does not infringe claims based on isolated and purified DNA sequences encoding such proteins. Furthermore, the Company intends to avoid the use of technologies (such as specific protein purification procedures) that are the subject of patents that are not limited to protein products manufactured using conventional genetic engineering techniques.

         Over the past decade, there has been a dramatic increase in the number of approaches to gene therapy under development in both academic and industrial laboratories. A large number of patent applications have been filed in the U.S. and worldwide relating to this work, and a number of gene therapy patents have issued to date. The Company requested, and the U.S. Patent and Trademark Office (the "PTO") declared, an interference regarding an issued patent with broad claims to ex vivo gene therapy. The participants in the interference are Genetic Therapy, Inc. (a wholly-owned subsidiary of Novartis AG), Somatix Therapy Corporation and TKT. With the possible exception of the patents involved in the interference, the Company believes its Transkaryotic Therapy technology does not infringe on patents issued to date. The PTO proceeding will determine the patentability of the subject matter of the interference and which of the parties first developed this subject matter. The process to resolve the interference can take many years. The outcome of interferences can be quite variable: for example, none of the three parties may receive the desired claims, one party may prevail, or a settlement involving two or more of the parties may be reached. There can be no assurance that TKT will prevail in this interference or that, even if it does prevail, that the Company can meaningfully protect its proprietary position. In the event TKT does not prevail, a January 1997 Federal Trade Commission ("FTC") decision would then be relevant. The FTC accepted a consent order to resolve anticompetitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into the newly formed Novartis AG. As part of the consent order, the constituent entities of Novartis will be required to provide all gene therapy researchers and developers with non-exclusive licenses to the patent upon which Novartis is involved in the interference. The Company has entered into an agreement with Somatix under which the Company's ability to market its non-viral gene therapy products will not be affected should Somatix win the interference.

         Currently, the Company has one issued patent and 21 pending patent applications in the U.S. to protect its proprietary methods and processes; it has also filed corresponding foreign patent applications for certain of these U.S. patent applications. The U.S. patent applications relate to Gene Activation in general, DNA sequences required for Gene Activation, vectors required for Gene Activation, cells modified by Gene Activation, proteins produced by Gene Activation, corresponding Gene Activation methods, Transkaryotic Therapy in general, methods of propagating and transfecting cells, methods for obtaining expression of therapeutic proteins and homologous recombination in cells, and cells modified by the preceding methods. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements.

         The Company believes that protection of the proprietary nature of its products and technology is important to its business. Accordingly, it has adopted and will maintain a vigorous program to secure and maintain such protection. The Company's practice is to file patent applications with respect to technology, inventions and improvements that are important to its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology or that the Company can meaningfully protect its proprietary position.

         As a general matter, patent positions in the fields of biotechnology and biopharmacology are highly uncertain and involve complex legal, scientific and factual matters. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Consequently, although TKT plans to prosecute aggressively its applications and defend its patents against third parties, there can be no assurance that any of the Company's patent applications relating to the technology used by the Company will result in the issuance of patents or that, if issued, such patents will not be challenged, invalidated or circumvented or will afford the Company protection against competitors with similar technology. Should the Company become involved in any litigation or interference proceedings regarding patent or other proprietary rights, such litigation or interference proceedings may result in substantial cost to the Company, regardless of outcome and, further, may adversely affect TKT's ability to develop, manufacture and market its products and to form strategic alliances.

         The Company's technologies and potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's technologies and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin commercialization of a product or use of a technology. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use such technology or to manufacture or market such product or could be required to cease using such product or technology. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available or would be made available on acceptable terms. The Company believes that there may be significant litigation in the Gene Activation and gene therapy fields regarding patent and other intellectual property rights. In September 1996, the Company received a letter from Amgen Inc. ("Amgen") stating, without further elaboration, that in Amgen's opinion any implication that the Company will be able to commercialize GA-EPO in the United States is "materially false and misleading." The Company has received an opinion of Hamilton, Brook, Smith & Reynolds, P.C., counsel to the Company that the technologies employed by the Company and the method of their use in the Company's products do not infringe U.S. Patent Numbers 4,703,008, 5,441,868 and 5,547,933, the principal Amgen patents, and would not infringe such patents under the doctrine of equivalents. Based upon this opinion as well as its and its counsel's review of other relevant patents, the Company believes that it will be able to commercialize GA-EPO in the United States upon successful completion of its clinical trials and receipt of FDA approval. This opinion, however, is not binding on any court, and there can be no assurance that the Company will not in the future become subject, in the United States or any other country, to patent infringement claims, interferences, and other litigation involving patents, including the three referenced Amgen patents, or any patents that may issue on any pending patent applications, including Amgen patent applications. If the Company becomes involved in such litigation, it could consume substantial Company resources.

         To further protect its trade secrets and other proprietary property, the Company requires all employees, Scientific Advisory Board members, consultants and collaborators having access to such proprietary property to execute confidentiality and invention rights agreements in favor of the Company before beginning their relationship with the Company. While such arrangements are intended to enable the Company to better control the use and disclosure of its proprietary property and provide for the Company's ownership of proprietary technology developed on its behalf, they may not provide meaningful protection for such property and technology in the event of unauthorized use or disclosure.

         Licensing. The Company has entered into several licensing agreements under which it has acquired certain worldwide rights to use proprietary genes and related technology in its non-viral gene therapy products: The Company has a nonexclusive license for certain non-viral gene therapy applications from GI with respect to GI's patented Factor VIII genes and a nonexclusive sublicense for non-viral gene therapy applications from British Technology Group plc ("BTG") with respect to BTG's patented Factor IX gene. TKT's rights under these gene licenses and sublicenses are for the term of the last to expire patent included in the licensed patent rights, subject to earlier termination in the event of the Company's failure to meet certain specified milestones. Although the Company is not currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should such a default occur and any of these licenses or sublicenses be terminated in the future, the Company could lose the right to continue to develop one or more of its potential products, which loss could have a material adverse effect upon the Company's business.

COMPETITION

         Gene Activation. At present, the Company considers its primary competition with respect to its Gene Activation technology to be companies involved in the current production of therapeutic proteins. These companies have obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as an effective entry barrier in the $11 billion (1995 worldwide revenues) protein therapeutics market. Several pharmaceutical and biotechnology companies have an established presence in the field of therapeutic protein production. For example, erythropoietin is marketed by Johnson & Johnson ("J&J") and Amgen in the U.S.; by Boehringer Mannheim GmbH and J&J in Europe; and by Sankyo Company Ltd. and Chugai Pharmaceutical Co., Ltd. in Japan. These and other competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that TKT will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than the more established treatments or the new approaches and products developed and marketed by its competitors.

         The Company believes that the primary competitive factors in the market for therapeutic proteins may include product safety, efficacy, distribution channels and price, and disease management services. In addition, the length of time required for products to be developed and to obtain regulatory and in some cases, reimbursement approval are important competitive factors. The biotechnology industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so.

         Gene Therapy. The Company's gene therapy system will have to compete with other gene therapy systems as well as with conventional methods of treating the diseases and conditions targeted by the Company and new non-gene therapy treatments which may be developed in the future.

         A number of commercial entities, including major established biotechnology and pharmaceutical companies, as well as development stage entities, currently are involved in the field of human gene therapy. Additional competitors may enter the field in the future as gene therapy becomes better established. Some of these existing competitors have and certain of these potential competitors may have, substantially greater financial, technical, scientific, marketing or other capabilities and resources than are available to the Company. Smaller companies may obtain access to such skills and resources through collaborative arrangements with pharmaceutical companies or academic institutions. Moreover, existing or potential competitors may possess or acquire patents or other rights to genes or technology which are necessary or useful for certain applications of the Company's gene therapies, thereby hampering or preventing the Company from exploiting such applications.

         The Company is developing gene therapy products to address a variety of diseases and conditions. For certain of the Company's potential products, an important competitive factor may be timing of market entry. The speed with which TKT can enter and complete human clinical trials and approval processes may therefore be a significant competitive factor. The Company believes that product efficacy, safety, reliability and price may also be important competitive factors. The development by others of alternative or superior treatment methods could render the Company's products obsolete or noncompetitive with respect to some or all of these competitive factors. In addition, treatment methods not clearly superior to the Company's could achieve greater market penetration through competitors' superior sales, marketing or distribution capabilities. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection, secure licenses of necessary genes and technology from third parties, or otherwise develop proprietary products or processes and secure sufficient capital resources for the typically substantial expenditures and period of time prior to commercial sales of each product.

GOVERNMENT REGULATION

         All of the Company's products will require regulatory approval by U.S. and foreign government agencies prior to commercialization in such countries. In particular, protein therapeutics are subject to rigorous pre-clinical and clinical testing, and other pre-market approval procedures administered by the FDA and similar authorities in foreign countries. In addition, gene therapy is a new technology, and regulatory approvals may be obtained more slowly than for products produced using conventional technologies. In the U.S., various federal and in some cases, state and local statutes and regulations also govern or influence the manufacturing, labeling, storage, record keeping and marketing of such products.

         Obtaining approval from the FDA and other regulatory authorities for a therapeutic product may take several years and involve substantial expenditures. Moreover, ongoing compliance with applicable requirements can entail the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company in its efforts to secure necessary governmental approvals, which could delay or preclude the Company from marketing its products.

         The activities required before a new pharmaceutical agent may be marketed in the U.S. begin with pre-clinical testing. Pre-clinical tests include laboratory evaluation and animal studies to assess the potential safety and efficacy of the product. The results of these studies must be submitted to the FDA as part of an Investigational

New Drug Application ("IND"), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. Clinical trials are conducted in accordance with specific federal regulations (known as Good Clinical Practices). The clinical protocols detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of an IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. Each IRB will consider, among other things, ethical factors, the safety of human subjects, and informed consent.

         Clinical trials are typically conducted in three sequential phases. In Phase I, clinical trials typically include a small number of subjects (often healthy volunteers) to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with larger groups of patients afflicted with a specific disease in order to further test safety and determine optimal dose amounts, dose schedules, and routes of drug administration. In Phase III, larger-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for a valid statistical test of efficacy and safety required by the FDA and others. In the case of products for life-threatening disease, the initial human testing may be done in patients rather than healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials. Although some of the Company's products are being considered for patients with life-threatening diseases, there can be no assurance that the FDA will allow Phase I/II studies, or that if Phase I/II studies are permitted, that this study design would shorten the development time for any of the Company's products. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients, or if the design of the trial is insufficient to meet its stated objectives.

         After completion of clinical trials of a new product, FDA marketing approval must be obtained. The Company expects that its products will be regulated as biologics. Traditionally, both a Product License Application ("PLA") and an Establishment License Application ("ELA") have been required prior to commercial marketing. The Company expects that both licenses will be required for its gene therapy products. Recently the FDA has announced its intention to simplify the licensing process for well-characterized biologics and put forth a regulatory mechanism to allow for a single license application, a Biologics License Application ("BLA"), for well-characterized biologics. The Company expects that its Gene Activation products will fall into this category and require a BLA. License applications submitted to the FDA have historically taken, typically, two to five years to receive approval. In 1992, at the same time of passage of the Prescription Drug User Fee Act, the FDA committed to reviewing and acting on a complete license application within 12 months of the submission date. Nevertheless, if FDA determines that an application is incomplete, or that important issues are unanswered by the data in the application, approval times could be delayed significantly. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the license application does not satisfy its criteria for approval. Even if FDA clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restriction on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the manufacturing facility for the Company's products will be subject to FDA inspection for adherence to cGMP prior to marketing clearance and periodically following approval. This will require the Company to observe rigorous manufacturing specifications.

         The Company believes that many of its Gene Activation products are likely to be reviewed within FDA by CBER. CBER currently has no "bioequivalence" pathway for the rapid approval of closely-related biologics, and the Company believes that its Gene Activated products will be treated as new biologic entities and require a complete regulatory and clinical program. However, these programs will often have the advantage of focusing on Gene Activated products with conventional, previously approved, counterparts that are well-known to regulatory authorities around the world (in contrast to a typical new chemical entity, which has no related history concerning its safety and efficacy in humans). In April 1996, the FDA issued a document entitled "FDA Guidance Concerning Demonstration of Comparability of Human Biological Products, Including Therapeutic Biotechnology-derived Products."
This document describes situations in which a manufacturer can establish the equivalence of a modified version of their own product using physical, chemical, and/or pharmacological methods, without the need for additional clinical trials. This is a departure from traditional doctrine, in which biologics were deemed too complex to compare using such methods, and reflects the increased purity of many products and technical advances in the analytical methods currently in use. Although an approval pathway for bioequivalent biologics does not exist, the Company believes that increased analytical sophistication and enhanced purity of biologic products will facilitate the development and regulatory review of its Gene Activation products.

         In addition to regulations enforced by FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

         For marketing outside the U.S., the Company also is subject to foreign regulatory requirements governing human clinic trials and marketing approval for products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

ITEM 2. PROPERTIES

         The Company leases approximately 56,000 square feet of laboratory and office space in a building located in Cambridge, Massachusetts. The Company has no manufacturing facility for protein production and, under the agreements between the Company and HMRI for the commercialization of GA-EPO and the second, undisclosed protein, HMRI is responsible for the manufacture of these products. The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accomodate its requirements through 1999. The Company also believes that its current facilities comply with all material zoning requirements and that it has all necessary permits and authorizations for such facilities.

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently involved in a patent interference proceeding before the United States Patent and Trademark office. See "Patents, Proprietary Rights and Licenses." The Company is not a party to any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

Name                                        Age     Position held with the Company
----                                        ---     ------------------------------

Richard F Selden, M.D., Ph.D............    38      President and Chief Executive Officer

Douglas A. Treco, Ph.D..................    39      Senior Vice President, Research and Development

Christoph M. Adams, Ph.D................    40      Vice President, Business Development

Daniel E. Geffken.......................    40      Vice President, Finance and Chief Financial Officer

Kurt C. Gunter, M.D.....................    42      Vice President, Clinical and Regulatory Affairs


         Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

         Richard F Selden, M.D., Ph.D. is the founder of TKT. He has served as Chief Scientific Officer, Chairman of the Scientific Advisory Board and a Director since the Company's inception in 1988 and as President and Chief Executive Officer since June 1994. Prior to founding TKT, Dr. Selden was an Instructor in pediatrics at Harvard Medical School. He received an A.B. in Biology from Harvard College, an A.M. in Biology from the Harvard University Graduate School of Arts and Sciences, a Ph.D. in genetics from the Division of Medical Sciences at Harvard Medical School and an M.D. from Harvard Medical School.

         Douglas A. Treco, Ph.D. has directed research at the Company since its inception in 1988. Since February 1997, he has served as the Senior Vice President, Research and Development and from June 1993 to February 1997, he served as Vice President, Director of Research and Development. From December 1990 to June 1993, he served as Director of Research. Prior to joining the Company, Dr. Treco was a Research Fellow in Genetics, Department of Molecular Biology, Massachusetts General Hospital and Department of Genetics, Harvard Medical School. He received a Ph.D. in Biochemistry and Molecular Biology from the State University of New York, Stony Brook.

         Christoph M. Adams, Ph.D. has served as Vice President, Business Development of the Company since March 1994. From May 1991 to February 1994, Dr. Adams was Business Development Manager at the Pharmaceuticals Division of Ciba-Geigy AG in Basel, Switzerland. Dr. Adams received a Ph.D. in Organic Chemistry from the University of Zurich and an M.B.A. from INSEAD, Fontainebleau, France.

         Daniel E. Geffken has served as Vice President, Finance and Chief Financial Officer of the Company since February 1997. From June 1993 to February 1997, Mr. Geffken was Chief Financial Officer of CytoTherapeutics, Inc., a biotechnology company, and from December 1995 to February 1997, he served as Vice President. From 1991 until June 1993, Mr. Geffken was Vice President and Chief Financial Officer of Andersen Group, Inc., a diversified holding company. He received a B.S. in Economics from The Wharton School, University of Pennsylvania and an M.B.A. from the Harvard Business School.

         Kurt C. Gunter, M.D. has served as a consultant to the Company since September 1993 and as Vice President, Clinical and Regulatory Affairs since July 1996. From September 1993 to June 1996, Dr. Gunter worked in the Department of Laboratory Medicine at Children's National Medical Center, most recently as Director of Stem Cell Processing, Hematology and Blood Donor Center. From 1988 to 1993, Dr. Gunter worked at the Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration as Acting Deputy Director, Division of Cellular and Gene Therapies and Chief, Cytokine and Cell Biology Branch. He received a B.S. in Biological Sciences from Stanford University and an M.D. from the University of Kansas School of Medicine.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock commenced trading on October 17, 1996 in the Nasdaq National Market System under the symbol "TKTX". As of March 1, 1997, there were 164 holders of record of the Company's common stock.

         The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.


                                                       HIGH           LOW

YEAR ENDED DECEMBER 31, 1996
Fourth Quarter (beginning October 17, 1996)           $20 1/2        $13 1/2

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data of the Company for the five years ended December 31, 1996 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,

(in thousands, except per share amounts)          1996          1995           1994          1993          1992
----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

License and contract fee revenues               $4,225       $15,400        $10,000            $0            $0

Research and development expenses               14,019        10,529          9,126         6,253         4,604

Net income (loss)                              (11,972)        2,074         (3,422)       (9,083)       (6,400)

Pro forma net income (loss) per share            (0.81)         0.14

Shares used to compute pro forma net
    income (loss) per share                     14,723        14,633






                                                                      DECEMBER 31,

(in thousands)                                    1996          1995           1994          1993          1992
----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

Cash and marketable securities                 $86,255       $34,485         $7,579        $6,753        $4,594

Total assets                                    90,998        39,218         13,472        11,409         7,129

Redeemable preferred stock                           -         4,440          4,230         4,020         3,810

Total stockholders' equity                      89,645        33,541          7,073         5,724         2,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in 1988, TKT has been primarily engaged in the development and commercialization of products based on the Company's proprietary Gene Activation and gene therapy technologies. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for a number of years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are broadened or initiated. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 1996, the Company's accumulated deficit was $37,116,000. As a result, the Company is dependent upon existing cash resources, external financing from equity and debt offerings, or collaborative research and development arrangements with corporate sponsors to finance its operations.

         During 1996, the Company completed an initial public offering of its Common Stock, filed its second Investigational New Drug application and made progress in a number of its research and development programs. As a result, the Company has concluded that it is no longer in its development stage.

         Results of operations may vary significantly from period to period depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative research agreements.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

Years Ended December 31, 1996, 1995 and 1994

         Revenues from licenses and contract fees totaled $4,225,000, $15,400,000, and $10,000,000 for the years ended December 31, 1996, 1995 and
1994, respectively. All revenues were earned from two collaborative agreements with Hoechst Marion Roussel, Inc. ("HMRI"). Included in revenues in both 1995 and 1994 were one-time up front licensing fee payments of $10,000,000 from HMRI, relating to the signing of agreements for the development of products based on the Company's Gene Activation technology.

         Research and development expenses totaled $14,019,000 in 1996, as compared to $10,529,000 in 1995 and $9,126,000 in 1994. The increase in 1996 of
$3,490,000, or 33.1%, was principally due to an increase in research and development staff to 94 from 75 and increases in laboratory supplies and outside research contracts. The increase in 1995 of $1,403,000, or 15.4%, was principally due to an increase in research and development staff to 75 from 65, increases in laboratory supplies and an expansion of laboratory facilities and expenses related thereto.

         General and administrative expenses were $4,729,000 for the year ended December 31, 1996, compared with $3,828,000 and $4,690,000 in 1995 and 1994, respectively. The increase in 1996 of $901,000, or 23.5%, was due to an increase of administrative employee costs and outside professional services fees. The decrease in 1995 of $862,000, or 18.4%, primarily reflects one-time personnel related costs of $662,000 incurred in 1994.

         Net interest income was $2,551,000, $1,116,000, and $395,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The average cash and marketable securities balances were $48,673,000, $20,294,000 and $8,808,000 in 1996, 1995 and 1994, respectively. Increased interest income is primarily attributable to higher average balances in the respective year.

         The Company had a net loss of $11,972,000 in 1996, net income of $2,074,000 in 1995 and a net loss of $3,422,000 in 1994. Net earnings in 1995 and the reduced net loss in 1994 are principally due to the up front licensing fees of $10,000,000 paid by HMRI to the Company in each year.

LIQUIDITY AND SOURCES OF CAPITAL

         Since it inception, the Company has financed its operations through the sale of common and preferred stock, revenues from collaborative agreements and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $86,255,000 at December 31, 1996. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

         In August 1996, the Company completed a sale of preferred stock resulting in net proceeds to the Company of $23,521,000. In October 1996, the Company completed its initial public offering of Common Stock, resulting in net proceeds to the Company of $34,110,000, and sold shares of Common Stock to HMRI resulting in net proceeds to the Company of $4,950,000. Concurrent with the completion of the initial public offering, all shares of preferred stock were automatically converted into 8,785,455 shares of Common Stock pursuant to automatic conversion terms contained in the Company's certificate of incorporation.

         In May 1994, TKT and HMRI (formerly named Marion Merrell Dow Inc.) entered into an agreement to commercialize TKT's GA-EPO. Under the terms of the agreement, HMRI is obligated to pay TKT a total of $58 million upon completion of all milestones and objectives set forth in the agreement. To date, TKT has received a total of $22 million, which includes up-front fees of $10 million for a license to the Gene Activation technology for GA-EPO, $5 million for the purchase of shares of the Company's Class D Preferred Stock, a $2 million milestone payment in November 1995 at which time HMRI accepted a cell line sufficient for scale-up to commercial production levels of GA-EPO, and $5 million for the purchase of shares of Common Stock upon the closing of the Company's initial public offering. The remaining $36 million in payments are based on HMRI's achievement of certain GA-EPO clinical development milestones. HMRI is responsible for the worldwide development, manufacturing and marketing of GA-EPO, and TKT will receive a royalty based on net sales.

         In March 1995, TKT entered into a second agreement with HMRI to commercialize a second, undisclosed protein. Pursuant to the agreement, TKT also granted to HMRI an option to commercialize certain aspects of TKT's gene therapy technologies related to this protein. Under the terms of the agreement, HMRI is obligated to pay to TKT a total of $67 million upon completion of all milestones and objectives set forth in the agreement. To date, TKT has received a total of approximately $27 million from HMRI under the second agreement, including up-front fees of $10 million for a license to the Gene Activation technology for the second protein, $10 million for the purchase of shares of the Company's Class E Preferred Stock, and $7 million to fund basic research at the Company. The remaining $40 million to be paid by HMRI to TKT consists primarily of milestone payments based on the development of the product resulting from the licensed technology. TKT is responsible for delivering a cell line suitable for large scale manufacturing. HMRI is responsible for the worldwide development, manufacturing and marketing of the product, and TKT will receive a royalty based on net sales.

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $32 million, which expire through 2011. Since the Company expects to incur substantial losses for at least several years, the

Company believes that as of December 31, 1996, it is more likely than not that all of the deferred tax assets will not be realized and, therefore, no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings, and funding from collaborative arrangements will be used to fund operations.

         The Company expects to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease arrangements related to capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

         The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 1999. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward looking statements that involve risks and uncertainties. These uncertainties include commercialization or technology delays or difficulties; timing and satisfactory completion of clinical trials; patent and proprietary rights risks; changes in governmental regulations; lengthy approval processes; impact of competitive products and prices; development of manufacturing, distribution and marketing capabilities; dependence on collaborative partners; product demand and market acceptance risks; legal, economic and other risks detailed in Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Balance Sheets as of December 31, 1996 and 1995

         Statements of Operations for the years ended December 31, 1996, 1995 and 1994

         Statements of Stockholders' Equity for the period January 1, 1994 through December 31, 1996

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

     We have audited the accompanying balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transkaryotic Therapies, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     Ernst & Young LLP

Boston, Massachusetts
February 14, 1997

                         Transkaryotic Therapies, Inc.

                                 Balance Sheets

                                                                                     December 31,
                                                                           --------------------------------
                                                                                1996              1995
                                                                           -------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  10,414,412       $ 11,539,531
   Marketable securities                                                      75,840,830         22,945,311
   Prepaid expenses and other current assets                                     817,812             97,010
                                                                           -------------       ------------
      Total current assets                                                    87,073,054         34,581,852
Property and equipment, net                                                    3,237,402          3,998,653
Other assets                                                                     687,969            637,014
                                                                           -------------       ------------
                                                                           $  90,998,425       $ 39,217,519
                                                                           =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $     612,026       $    515,335
   Accrued expenses                                                              651,944            541,352
                                                                           -------------       ------------
      Total current liabilities                                                1,263,970          1,056,687
Other long term liabilities                                                       89,600            179,200
Redeemable preferred stock, $1.00 par value;
   no shares authorized, issued and outstanding at December 31, 1996
   (3,000 shares authorized, issued and outstanding in 1995)                        --            4,440,273
Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000,000 shares authorized at December 31, 1996 (3,813,386 in 1995);  no shares issued and
      outstanding at December 31, 1996 (2,943,669 in 1995)                          --            2,943,669
   Common stock, $.01 par value;  30,000,000 shares authorized at
      December 31, 1996 (15,000,000 in 1995);  16,614,273 shares
      issued and outstanding at December 31, 1996 (5,197,662 in 1995)            166,143             51,977
Additional paid-in capital                                                   131,795,736         58,330,976
Accumulated deficit                                                          (37,115,670)       (25,143,705)
Deferred compensation                                                         (5,217,604)        (1,243,897)
Unrealized gain on marketable securities                                          16,250             42,612
Accretion of redeemable preferred stock dividends                                   --           (1,440,273)
                                                                           -------------       ------------
      Total stockholders' equity                                              89,644,855         33,541,359
                                                                           -------------       ------------
                                                                           $  90,998,425       $ 39,217,519
                                                                           =============       ============


                 See accompanying Notes to Financial Statements.

                         Transkaryotic Therapies, Inc.

                            Statement of Operations


                                                        Year ended December 31,
                                          -------------------------------------------------

                                              1996               1995              1994
                                          ------------       ------------      ------------

License and research revenues from
   Hoechst Marion Roussel, Inc.           $  4,225,000       $ 15,400,000      $ 10,000,000

Operating expenses:
   Research and development                 14,018,852         10,528,615         9,125,732
   General and administrative                4,728,861          3,827,995         4,690,399
                                          ------------       ------------      ------------
                                            18,747,713         14,356,610        13,816,131
                                          ------------       ------------      ------------
Income (loss) from operations              (14,522,713)         1,043,390        (3,816,131)

Interest income, net                         2,550,748          1,116,081           394,530
                                          ------------       ------------      ------------
Income (loss) before provision
   for income taxes                        (11,971,965)         2,159,471        (3,421,601)

Provision for income taxes                        --               85,000              --
                                          ------------       ------------      ------------

Net income (loss)                         $(11,971,965)      $  2,074,471      $ (3,421,601)
                                          ============       ============      ============

Proforma net income (loss) per share      $      (0.81)      $       0.14
                                          ============       ============
Shares used in computing proforma
   net income (loss) per share              14,723,363         14,632,870
                                          ============       ============

                See accompanying Notes to Financial Statements.

                          Transkaryotic Therapies, Inc.

                       Statements of Stockholders' Equity








                                                            Preferred Stock                      Common Stock           Additional
                                                            ---------------                      ------------            Paid-In
                                                       Shares         Amount               Shares        Amount          Capital
                                                       ------         ------               ------        ------          -------
BALANCE AT JANUARY 1, 1994                             1,068,313    $   1,068,313        5,294,101    $    52,941    $  30,841,863
Issuance of convertible preferred stock                  280,367          280,367             --             --          4,455,053
Repurchase of common stock                                                                (122,342)        (1,223)         (99,008)
Deferred compensation related to restricted
   stock and stock options granted                          --               --               --             --            535,667
Compensation expense related
   to equity issuances                                      --               --               --             --               --
Redeemable preferred stock dividend accretion               --               --               --             --               --
Unrealized gain on marketable securities                    --               --               --             --               --
Net loss                                                    --               --               --             --               --
                                                   -------------    -------------    -------------    -----------    -------------
BALANCE AT DECEMBER 31, 1994                           1,348,680        1,348,680        5,171,759         51,718       35,733,575
Issuance of convertible preferred stock                1,594,989        1,594,989                                       22,524,334
Issuance of common stock                                    --               --             30,957            310              (69)
Repurchase of common stock                                  --               --             (5,054)           (51)              11
Deferred compensation related to restricted
   stock and stock options granted                          --               --               --             --             73,125
Compensation expense related
   to equity issuances                                      --               --               --             --               --
Redeemable preferred stock dividend accretion               --               --               --             --               --
Unrealized gain on marketable securities                    --               --               --             --               --
Net income                                                  --               --               --             --               --
                                                   -------------    -------------    -------------    -----------    -------------
BALANCE AT DECEMBER 31, 1995                           2,943,669        2,943,669        5,197,662         51,977       58,330,976
Issuance of convertible preferred stock                1,133,589        1,133,589             --             --         22,387,828
Redeemable preferred stock dividend accretion               --               --               --             --               --
Conversion of preferred stock into common stock       (4,077,258)      (4,077,258)       8,585,455         85,855        6,991,403
Issuance of common stock                                    --               --          2,833,587         28,335       39,031,822
Repurchase of common stock                                  --               --             (2,431)           (24)               5
Deferred compensation related to restricted
   stock and stock options granted                          --               --               --             --          5,053,702
Compensation expense related
   to equity issuances                                      --               --               --             --               --
Unrealized gain on marketable securities                    --               --               --             --               --
Net loss                                                    --               --               --             --               --
                                                   -------------    -------------    -------------    -----------    -------------
BALANCE AT DECEMBER 31, 1996                                --               --         16,614,273    $   166,143    $ 131,795,736
                                                   =============    =============    =============    ===========    =============



                                                                                                      Unrealized
                                                   Cumulative                                        Gain (Loss) on       Total
                                                  Accretion of    Accumulated        Deferred          Marketable      Stockholders'
                                                Preferred Stock     Deficit        Compensation        Securities         Equity
                                                ---------------     -------        ------------      ------------         ------
BALANCE AT JANUARY 1, 1994                     $  (1,020,273)    $ (23,796,575)   $  (1,422,431)   $     --       $   5,723,838
Issuance of convertible preferred stock                 --                --               --            --           4,735,420
Repurchase of common stock                              --                --               --            --            (100,231)
Deferred compensation related to restricted
   stock and stock options granted                      --                --           (535,667)         --                --
Compensation expense related
   to equity issuances                                  --                --            365,074          --             365,074
Redeemable preferred stock dividend accretion       (210,000)                                                          (210,000)
Unrealized gain on marketable securities                --                --               --         (19,248)          (19,248)
Net loss                                                --          (3,421,601)            --            --          (3,421,601)
                                               -------------     -------------    -------------    ----------     -------------
BALANCE AT DECEMBER 31, 1994                      (1,230,273)      (27,218,176)      (1,593,024)      (19,248)        7,073,252
Issuance of convertible preferred stock                                                                              24,119,323
Issuance of common stock                                --                --               --            --                 241
Repurchase of common stock                              --                --               --            --                 (40)
Deferred compensation related to restricted
   stock and stock options granted                      --                --            (73,125)         --                --
Compensation expense related
   to equity issuances                                  --                --            422,252          --             422,252
Redeemable preferred stock dividend accretion       (210,000)             --               --            --            (210,000)
Unrealized gain on marketable securities                --                --               --          61,860            61,860
Net income                                              --           2,074,471             --            --           2,074,471
                                               -------------     -------------    -------------    ----------     -------------
BALANCE AT DECEMBER 31, 1995                      (1,440,273)      (25,143,705)      (1,243,897)       42,612        33,541,359
Issuance of convertible preferred stock                 --                --               --            --          23,521,417
Redeemable preferred stock dividend accretion       (157,500)             --               --            --            (157,500)
Conversion of preferred stock into common stock    1,597,773              --               --            --           4,597,773
Issuance of common stock                                --                --               --            --          39,060,157
Repurchase of common stock                              --                --               --            --                 (19)
Deferred compensation related to restricted
   stock and stock options granted                      --                --         (5,053,702)         --                --
Compensation expense related
   to equity issuances                                  --                --          1,079,995          --           1,079,995
Unrealized gain on marketable securities                --                --               --         (26,362)          (26,362)
Net loss                                                --         (11,971,965)            --            --         (11,971,965)
                                                ------------     -------------    -------------    ----------     -------------
BALANCE AT DECEMBER 31, 1996                            --       $ (37,115,670)   $  (5,217,604)   $   16,250     $  89,644,855
                                                ============     =============    =============    ==========     =============


                 See accompanying Notes to Financial Statements.

                         Transkaryotic Therapies, Inc.

                            Statements of Cash Flows






                                                                       Year ended December 31,
                                                          -----------------------------------------------------

                                                               1996               1995               1994
                                                          -------------       -------------       -------------

OPERATING ACTIVITIES:
Net income (loss)                                         $ (11,971,965)      $   2,074,471       $  (3,421,601)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
      Depreciation and amortization                           1,574,953           1,488,318           1,252,734
      Compensation expense related to
         equity issuances                                     1,079,995             422,252             365,074
   Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses
         and other current assets                              (720,802)            171,138             434,035
      Increase (decrease) in accounts payable                    96,691             162,650            (820,943)
      Increase in accrued expenses                               20,992               2,521             276,988
                                                          -------------       -------------       -------------
Net cash provided by (used for) operating activities         (9,920,136)          4,321,350          (1,913,713)
                                                          -------------       -------------       -------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                 63,870,842          41,850,807           6,821,432
Purchases of marketable securities                         (116,792,723)        (59,761,766)         (9,414,673)
Purchase of property and equipment                             (778,757)           (558,243)         (2,837,450)
Decrease (increase) in other assets                             (85,900)             59,012             (86,157)
                                                          -------------       -------------       -------------
Net cash used in investing activities                       (53,786,538)        (18,410,190)         (5,516,848)
                                                          -------------       -------------       -------------
FINANCING ACTIVITIES:
Issuance of convertible preferred stock                      23,521,417          24,119,323           4,735,420
Issuance (repurchase) of common stock, net                   39,060,138                 201            (100,231)
Repayments of bank debt                                            --            (1,097,945)           (399,202)
Proceeds from bank debt                                            --                  --             1,447,147
                                                          -------------       -------------       -------------
Net cash provided by financing activities                    62,581,555          23,021,579           5,683,134
                                                          -------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents         (1,125,119)          8,932,739          (1,747,427)
Cash and cash equivalents at January 1                       11,539,531           2,606,792           4,354,219
                                                          -------------       -------------       -------------
Cash and cash equivalents at December 31                  $  10,414,412       $  11,539,531       $   2,606,792
                                                          =============       =============       =============


                See accompanying Notes to Financial Statements.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements






1.  NATURE OF BUSINESS

Transkaryotic Therapies, Inc. (the "Company") is a biopharmaceutical company engaged in the development and commercialization of therapeutic proteins and gene therapy products for the long-term treatment and cure of a broad range of human diseases. During 1996, the Company completed its initial public offering of common stock, filed its second Investigational New Drug application with the
U. S. Food and Drug Administration and made progress in the development of a number of its programs. As a result, the Company has determined that it is no longer in its development stage.


2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents include funds held in investments with original maturities of three months or less. Marketable securities consist of investments in agencies of the U.S. government and investment grade corporate notes. The fair values for marketable securities are based on quoted market prices.

The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments. The Company maintains cash and cash equivalents with high-credit-quality financial institutions and limits the amount of credit exposure to any one institution.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease.

STOCK-BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter.

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123), and will continue to account for its stock options plans in accordance with the provisions of APB 25.


LICENSE AND RESEARCH REVENUE

Revenues from collaborative agreements are recognized as earned upon either the execution of the underlying license agreement, the incurrence of reimbursable expenses or the achievement of certain milestones.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred tax assets are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed using the weighted average number of common shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, shares and equivalent shares issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock have been included in the calculations as if they were outstanding for all periods prior to the initial public offering in October 1996 whether or not they are anti-dilutive. Historical earnings per share have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occured in connection with the initial public offering.

ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company adopted this standard in the first quarter of 1996. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements



3.  MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

                                                            Gross           Gross           Estimated
                                                         Unrealized       Unrealized           Fair
                                           Cost             Gains           Losses            Value
                                     ======================================================================

         December 31, 1996                $ 82,807,773     $ 38,999        $ (22,749)      $ 82,824,023
                                     ======================================================================

         December 31, 1995                $ 29,750,091      $ 44,886       $  (2,274)      $ 29,792,703
                                     ======================================================================


These securities are classified in the accompanying balance sheet as follows:

                                                         December 31,
                                              ------------------------------------
                                                     1996              1995
                                              ------------------------------------

            Cash equivalents                     $   6,983,193      $   6,847,392
            Marketable securities                   75,840,830         22,945,311
                                              ------------------------------------

                                                  $ 82,824,023       $ 29,792,703
                                              ====================================


Maturities of marketable securities held at December 31, 1996 are as follows:

                         Less than one year                         $77,716,798
                         One through three years                      5,107,225
                                                               ----------------

                                                                    $82,824,023
                                                               ================

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements



4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                        December 31,
                                                                   1996              1995
                                                              --------------------------------

Leasehold improvements                                           $5,072,136        $5,015,967
Laboratory equipment                                              2,844,089         2,386,082
Office furniture and equipment                                    1,172,154           927,390
                                                              --------------------------------

                                                                  9,088,379         8,329,439

Less accumulated depreciation and amortization                    5,850,977         4,330,786
                                                              --------------------------------

                                                                 $3,237,402        $3,998,653
                                                              ================================

Depreciation and amortization expense on property and equipment was $1,540,000, $1,463,000 and $1,233,000 in 1996, 1995 and 1994, respectively.


5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                              December 31,
                                                         1996             1995
                                                    ------------------------------

Salaries and benefits                                 $ 341,546        $ 177,937
Professional fees                                       182,298          157,815
Deferred rent                                            89,600           89,600
Income taxes payable                                          -           85,000
Other                                                    38,500           31,000
                                                    ------------------------------

                                                      $ 651,944        $ 541,352
                                                    ==============================


6.  BANK DEBT

In February 1995, the Company repaid all outstanding bank debt.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements



7.  REDEEMABLE PREFERRED STOCK

Upon the closing of the initial public offering of the Company's common stock in October 1996, redeemable preferred stock and all rights to accrued dividends thereon, totaling $4,598,000, were automatically converted into 200,000 shares of common stock of the Company.


8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

All shares of preferred stock outstanding prior to the initial public offering of the Company's common stock were automatically converted into 8,785,455 shares of common stock as of the date of the offering. In July 1996, the Board of Directors authorized 10,000,000 shares of undesignated preferred stock, par value of $.01 per share, none of which were issued or outstanding at December 31, 1996.


COMMON STOCK

In July 1996, the Board of Directors authorized an increase in the number of authorized shares of common stock to 30,000,000. In October 1996, the Company completed an initial public offering of its common stock by selling 2,500,000 shares at $15 per share, resulting in net proceeds to the Company of approximately $34,100,000. On the same date, the Company sold 333,333 shares of its common stock to Hoechst Marion Roussel, Inc. ("HMRI") for total proceeds of $5,000,000.

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements




8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK COMPENSATION PLANS

The Company has adopted several stock compensation plans which provide for the issuance of incentive and nonqualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 1996, approximately 2,500,000 shares of common stock have been reserved for issuance under the plans. Options vest ratably over periods ranging from three to six years and are exercisable for ten years from the date of grant.

Stock option activity under the plans is as follows:

                                      1996                        1995                       1994
                            --------------------------------------------------------------------------------
                                           Weighted                   Weighted                    Weighted
                                           Average                     Average                    Average
                                           Exercise                   Exercise                    Exercise
                              Shares        Price        Shares         Price        Shares        Price
                            --------------------------------------------------------------------------------
Outstanding
 at January 1                  136,344       $0.01      163,344         $0.01       60,120         $0.01
Granted                        792,968        0.42       13,339          0.01      105,222          0.01
Exercised                         (288)       0.01       (7,660)         0.01            -          0.01
Canceled                       (22,713)       0.01      (32,679)         0.01        1,998          0.01
                            --------------------------------------------------------------------------------
Outstanding at
 December 31                   906,311       $0.36      136,344         $0.01      163,344         $0.01
                            ================================================================================


Options exercisable at
   December 31                  50,578       $0.01       27,519          $0.01        5,414         $0.01
                            ================================================================================


Weighted average fair
   value per share of
   options granted during
   the year
                                             $6.59                       $6.22                      $4.15
                                         =========                  ==========                  =========

                         Transkaryotic Therapies, Inc.


                          Notes to Financial Statements


8.  STOCKHOLDERS' EQUITY (CONTINUED)

The exercise price and life information in regard to significant option groups outstanding at December 31, 1996 is as follows:

                           Weighted
                           Average
                          Remaining
          Number         Contractual      Exercise        Number
        Outstanding      Life (Yrs.)       Price       Exercisable
     -------------------------------------------------------------

           886,911           8.66            $  0.01        50,578
            15,000           9.84              15.00             -
             4,400           9.93              21.94             -
     ==============                                      =========

           906,311                                          50,578
     ==============                                      =========


Pursuant to the requirements of FAS 123, the following are the pro forma net income (loss) and net income (loss) per share for 1996 and 1995, as if the compensation cost for the options had been determined based on the fair value at the grant date for grants in 1996 and 1995, consistent with the provisions of FAS 123:

                                             1996                                  1995
                                             ----                                  ----

                                As Reported          Pro Forma        As Reported         Pro Forma
                             ------------------------------------------------------------------------

Net income (loss)               $(11,972,000)      $(12,783,000)        $2,074,000         $2,080,000
Net income (loss)
  per share                          $ (0.81)           $ (0.87)            $ 0.14             $ 0.14

                         Transkaryotic Therapies, Inc.

                         Notes to Financial Statements




8.  STOCKHOLDERS' EQUITY (CONTINUED)

The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:

                                               1996                    1995
                                         ---------------       -----------------
       Expected life (years)                  2.5 - 7.5               2.5 - 7.5
       Interest rate                      5.79% - 6.30%           5.90% - 7.85%
       Volatility                                  0.65                     N/A
       Forfeiture rate                            10.0%                   10.0%

The Company's volatility for the period prior to the initial public offering was not used in the calculation of the fair value of the options. The Company has never declared or paid dividends on any of its capital stock and does not expect to in the foreseeable future.

The effects on 1995 and 1996 pro forma net income (loss) and net income (loss) per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the period presented include only one year and two years, respectively, of option grants.

STOCK WARRANTS

In conjunction with various debt and equity financings, the Company issued warrants to purchase 817,000 shares of common stock at prices ranging from $6.22 to $7.78 per share. The warrants expire at various times through November 1998. The Company has reserved shares of common stock for issuance upon the exercise of these stock warrants.

                         Transkaryotic Therapies, Inc.


                          Notes to Financial Statements



9.  LICENSE AND RESEARCH AGREEMENTS

In May 1994 and March 1995, the Company entered into license and stock purchase agreements with HMRI, whereby HMRI was granted exclusive rights to make, use and sell worldwide two therapeutic products produced under patent rights and technologies owned by the Company. Under the terms of the agreements, the Company received $10,000,000 in each of 1995 and 1994 as non-refundable licensing fees. In 1995, the Company also received a milestone payment of $2,000,000 for successful completion of certain research. In each of 1996 and 1995, the Company received $3,400,000 for contract research funding under these agreements. As part of these agreements, HMRI may make additional payments of up to $76,000,000 upon achievement of certain development milestones.

The Company has entered into licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.


10.  EMPLOYEE RETIREMENT PLAN AND OTHER BENEFITS

The Company maintains a qualified defined contribution plan covering substantially all employees who have completed at least six months of service to the Company. The Company matches 50% of employee contributions, up to 5% of compensation. Employer contributions vest ratably over five years after the first year of service by the employee. The related expense was $91,000, $83,000 and $57,000 in 1996, 1995 and 1994, respectively.

In 1994, a former officer and director's association with the Company terminated. As part of the separation agreement, the Company repurchased 16,071 shares of its common stock, forgave loans and related interest and made other payments, which resulted in a charge against results of operations of $544,000.

                        Transkaryotic Therapies, Inc.


                          Notes to Financial Statements


11.  INCOME TAXES

Except for 1995, the Company has incurred operating losses. Since the Company expects that it will continue to incur substantial losses for at least several years, no tax benefit for the prior operating losses or other deferred tax assets has been provided given the uncertainty regarding their utilization.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $32,000,000 and research and development tax credits of $2,635,000, which expire through 2011. During 1995, the Company utilized approximately $1,600,000 of tax benefits from net operating loss carryforwards to offset all but $85,000 of the current year tax provision. The future utilization of these carryforwards is subject to an annual limitation when a cumulative change in stock ownership of more than 50% occurs over a three year period. The Company believes that such ownership changes has occurred and because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

Significant components of the Company's deferred tax assets are as follows:

                                                                         December 31
                                                           ----------------------------------
                                                                1996                 1995
                                                           ----------------------------------
Deferred tax assets:
   Net operating loss carryforwards                        $ 13,800,000        $  9,397,000
   Research and development tax credits                       2,635,000           2,479,000
   Depreciation                                               1,068,000             752,000
   Other                                                        186,000              40,000
                                                           ----------------------------------
Total deferred tax assets                                    17,689,000          12,668,000
Valuation allowance                                         (17,689,000)        (12,668,000)
                                                           ----------------------------------

Net deferred tax assets                                    $          -        $          -
                                                           ==================================

                          Transkaryotic Therapies, Inc.


                          Notes to Financial Statements


12. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating leases which expire through 2001, subject to renewal provisions. Future annual minimum payments under all noncancelable operating leases are as follows:

                        Year ended:
                           1997                            $  1,156,000
                           1998                               1,148,000
                           1999                                 117,000
                           2000                                 117,000
                           2001                                 117,000
                           Thereafter                            19,000
                                                         --------------

                                                           $  2,674,000
                                                         ==============

Rent expense was $1,068,000, $992,000 and $1,087,000 in 1996, 1995 and 1994,
respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 12, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         The following financial statements and supplementary data are included in Part II Item 8 filed as part of this Form 10-K:

         Report of Independent Auditors

         Balance Sheets as of December 31, 1996 and 1995

         Statements of Operations for the years ended December 31, 1996, 1995 and 1994

         Statements of Stockholders' Equity for the period January 1, 1994 through December 31, 1996

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  None.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)      EXHIBITS

         The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRANSKARYOTIC THERAPIES, INC.



March 27, 1997                             By:   /s/ Richard F Selden
                                                 ---------------------
                                                 Richard F Selden
                                                 President and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                          DATE
---------                                       -----                                          ----

 /s/ Richard F Selden                    President and Chief                               March 27, 1997
----------------------------             Executive Officer
Richard F Selden                         (Principal Executive
                                         Officer)



 /s/ Daniel E. Geffken                   Vice President, Finance                           March 27, 1997
----------------------------             and Chief Financial
Daniel E. Geffken                        Officer (Principal Financial
                                         and Accounting Officer)



 /s/ William R. Miller                   Director                                          March 27, 1997
----------------------------
William R. Miller


 /s/ Rodman W. Moorhead, III             Director                                          March 27, 1997
----------------------------
Rodman W. Moorhead, III


 /s/ James E. Thomas                     Director                                          March 27, 1997
----------------------------
James E. Thomas


 /s/ Peter Wirth                         Director                                          March 27, 1997
----------------------------
Peter Wirth

                                  EXHIBIT INDEX

                                                                                              Sequentially
   Exhibit                                                                                        Numbered
     No.                                         Description                                        Page
     ---                                         -----------                                        ----

     3.1        Amended and Restated Certificate of Incorporation of the
                Registrant (1) .............................................................

     3.2        Amended and Restated By-Laws of the Registrant (1)..........................

    10.1        Stock Purchase Agreement, dated July 1988, by and between
                Warburg, Pincus Capital Company, L.P. ("Warburg") and the
                Registrant (2)..............................................................

    10.2        Amended and Restated Registration Rights Agreement, dated
                November 3, 1993 and amended on May 13, 1994, March 1,
                1995, October 26, 1995, July 10, 1996 and August 7, 1996, by
                and among the Registrant and certain holders of the Registrant's
                Preferred Stock named therein (2)...........................................

    10.3        Lease Agreement, dated January 1, 1994, by and between the
                Trust under the Will of Harry F. Stimpson for office space at
                195 Albany Street, Cambridge, Massachusetts (2).............................

    10.4        Sublease Agreement, dated April 7, 1992, by  and between the
                Massachusetts Institute of Technology and the Registrant, for
                office space located at 185 Albany Street, Cambridge,
                Massachusetts (2)...........................................................

    10.5        1993 Non-Employee Directors' Stock Option Plan (2) (3)......................

    10.6        1993 Long-Term Incentive Plan (2) (3).......................................

    10.7        Form of Letter Agreement re: Confidentiality, Inventions and
                Non-Disclosure (2)..........................................................

    10.8        Form of Letter Agreement re: Restricted Stock (2)...........................

    10.9        Form of Scientific Advisor Agreement (2)....................................

    10.10       Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to Dr. Richard F Selden, in the original principal amount of $125,000 (2)............................................

    10.11       Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to Dr. Douglas A. Treco, in the original principal amount of $60,000 (2).............................................

    10.12       Amended and Restated Promissory Note, dated April 21, 1995, issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $15,000 (2)....................................

    10.13       Amended and Restated Promissory Note, dated May 5, 1995,
                issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $20,000 (2)....................................

                                                                                              Sequentially
   Exhibit                                                                                        Numbered
     No.                                         Description                                        Page
     ---                                         -----------                                        ----


    10.14       Employment Agreement, dated July 19, 1991, by and between
                Dr. Richard F Selden and the Registrant (2) (3).............................

    10.15       Pledge Agreement, dated May 14, 1991, by and between Dr.
                Richard F Selden and the Registrant (2).....................................

    10.16       Employment Agreement, dated July 26, 1991, by and between
                Dr. Douglas A. Treco and the Registrant (2) (3).............................

    10.17       Pledge Agreement, dated August 15, 1991, by and between Dr.
                Douglas A. Treco and the Registrant (2).....................................

    10.18       Employment Agreement, dated November 20, 1993, by and
                between Dr. Christoph M.  Adams and the Registrant (2) (3)..................

    10.19       Pledge Agreement, dated April 21, 1995, by and between Dr.
                Christoph M. Adams and  the Registrant (2)..................................

    10.20       Agreement, dated September 1, 1991, by and between Mr.
                William R. Miller and the Registrant (2)....................................

    10.21       Agreement, dated July 30, 1993, by and between Warburg and the Registrant (2)..........................................................

    10.22       Common Stock Purchase Warrant, dated September 12, 1991 (2).................

    10.23       Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Genetics Institute,
                Inc. and the Registrant (2) (4).............................................

    10.24       Amended and Restated License Agreement, dated March 1,
                1995, by and between  Hoechst Marion Roussel, Inc. ("HMRI")
                and the Registrant (2) (4)..................................................

    10.25       License Agreement, dated March 1, 1995, by and between
                HMRI and the Registrant (2) (4).............................................

    10.26       Agreement to Nominate, dated September 23, 1996, by and
                between Warburg and the Registrant (2)......................................

    10.27       Fifth Amendment to Registration Rights Agreement dated
                October 1, 1996 by and  among the Registrant and certain
                holders of the Registrant's Preferred Stock named therein (2)...............

    10.28       Employment Agreement dated July 1, 1996 by and between the
                Registrant and Kurt C. Gunter (3) (5).......................................

    10.29       Consulting Agreement dated November 1, 1996 by and between
                Registrant and Peter Wirth (3) (5)..........................................

    11.1        Statement re: computation of earnings (loss) per share (5)

    23.1        Consent of Ernst & Young LLP (5)...........................................

    27.1        Financial Data Schedule (5).................................................

                                                                                              Sequentially
   Exhibit                                                                                        Numbered
     No.                                         Description                                        Page
     ---                                         -----------                                        ----


    99.1        Important Factors Regarding Forward Looking Statements (5)..................


-----------------------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-21481) on November 26, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-10845) declared effective on October 16, 1996 and incorporated herein by reference.

(3) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(4)      Confidential treatment granted to certain portions.

(5)      Filed as an exhibit to this Annual Report on Form 10-K.