Form 10-Q
period 1997-03-31
TRANSKARYOTIC THERAPIES INC
filed 1997-05-13
CIK 885259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997


                         COMMISSION FILE NUMBER 0-21481

                          TRANSKARYOTIC THERAPIES, INC.
             (Exact name of registrant as specified in its charter)
                             ----------------------

           DELAWARE                                              04-3027191
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

            195 ALBANY STREET
        CAMBRIDGE, MASSACHUSETTS                                      02139
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (617) 349-0200
                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     / X /          No    /  /

         At April 30, 1997, there were 16,664,400 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

================================================================================

                               Page 1 of 23 pages.
                        Exhibit Index appears on page 13.

                          Transkaryotic Therapies, Inc.





                                      INDEX
                                      -----
                                                                           Page Number
                                                                           -----------
PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets as of March 31, 1997 and
                  December 31, 1996                                                 3

                  Condensed Statements of Operations for the Three Months
                  Ended March 31, 1997 and 1996                                     4

                  Condensed Statements of Cash Flows for the Three
                  Months Ended March 31, 1997 and 1996                              5

                  Notes to Condensed Financial Statements                       6 - 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8 - 10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                11

Item 6.           Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                         12

EXHIBIT INDEX                                                                      13

PART 1 - Item 1 - Condensed Financial Statements


                          Transkaryotic Therapies, Inc.


                            Condensed Balance Sheets
                                  (unaudited)

                                                                          March 31,        December 31,
                                                                            1997               1996
                                                                       -------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   6,166,974      $  10,414,412
   Marketable securities                                                  76,752,281         75,840,830
   Prepaid expenses and other current assets                                 514,107            817,812
                                                                       -------------      -------------
      Total current assets                                                83,433,362         87,073,054
Property and equipment, net                                                3,180,941          3,237,402
Other assets                                                                 696,119            687,969
                                                                       =============      =============
                                                                       $  87,310,422      $  90,998,425
                                                                       =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $     672,962      $     612,026
   Accrued expenses                                                          588,299            651,944
                                                                       -------------      -------------
      Total current liabilities                                            1,261,261          1,263,970
Other long-term liabilities                                                   67,199             89,600
Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000,000 shares authorized:
      no shares issued and outstanding                                            --                 --
   Common stock, $.01 par value;  30,000,000 shares authorized;
      16,660,551 shares issued and outstanding at March 31, 1997
      (16,614,273 at December 31, 1996)                                      166,606            166,143
   Additional paid-in capital                                            131,363,952        131,795,736
   Accumulated deficit                                                   (40,909,125)       (37,115,670)
   Deferred compensation                                                  (4,513,121)        (5,217,604)
   Unrealized gain (loss) on marketable securities                          (126,350)            16,250
                                                                       -------------      -------------
      Total stockholders' equity                                          85,981,962         89,644,855
                                                                       =============      =============
                                                                       $  87,310,422      $  90,998,425
                                                                       =============      =============

            See accompanying Notes to Condensed Financial Statements.

PART 1 - Item 1 - Condensed Financial Statements


                          Transkaryotic Therapies, Inc.


                       Condensed Statements of Operations
                                  (unaudited)


                                                       Three Months Ended
                                             March 31, 1997     March 31, 1996
                                             --------------     --------------
License and research revenues                  $   300,000       $ 1,837,500

Operating expenses:
   Research and development                      3,832,495         2,904,901
   General and administrative                    1,401,628           764,996
                                               -----------       -----------
                                                 5,234,123         3,669,897
                                               -----------       -----------
Loss from operations                            (4,934,123)       (1,832,397)
Interest income                                  1,140,668           462,774
                                               -----------       -----------
Net loss                                      ($ 3,793,455)     ($ 1,369,623)
                                               ===========       ===========
Net loss per share (pro forma in 1996)            ($  0.23)         ($  0.10)
                                               ===========       ===========
Shares used to compute net loss per share       16,640,887        14,255,303
                                               ===========       ===========


                                                                               4
            See accompanying Notes to Condensed Financial Statements.

PART 1 - Item 1 - Condensed Financial Statements


                          Transkaryotic Therapies, Inc.



                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                        Three Months Ended
                                                March 31, 1997     March 31, 1996
                                                --------------     --------------
OPERATING ACTIVITIES:
Net loss                                          $(3,793,455)      $(1,369,623)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                   398,160           383,785
      Compensation expense related to
         equity issuances                             279,699           108,000
Changes in operating assets and liabilities           300,996          (427,489)
                                                  -----------       -----------
Net cash used for operating activities             (2,814,600)       (1,305,327)
                                                  -----------       -----------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities       11,984,683         5,090,893
Purchases of marketable securities                (13,038,734)      (10,643,403)
Purchase of property and equipment                   (331,349)         (180,553)
Changes in other assets and liabilities               (47,438)          (15,011)
                                                  -----------       -----------
Net cash used for investing activities             (1,432,838)       (5,748,074)
                                                  -----------       -----------
Net decrease in cash and cash equivalents          (4,247,438)       (7,053,401)
Cash and cash equivalents at January 1             10,414,412        11,539,531
                                                  -----------       -----------
Cash and cash equivalents at March 31             $ 6,166,974       $ 4,486,130
                                                  ===========       ===========


            See accompanying Notes to Condensed Financial Statements.

PART I - Item 1 - Condensed Financial Statements


                          Transkaryotic Therapies, Inc.

               Notes to Condensed Financial Statements (unaudited)
                             March 31, 1997 and 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive. For the quarter ended March 31, 1996, the weighted average number of shares also includes the common stock equivalents for convertible preferred shares, assuming conversion at date of issuance, which occurred upon the completion of the Company's initial public offering in October 1996. Pursuant to the requirements of the Securities and Exchange Commission, shares and equivalent shares issued by the Company during the twelve-month period prior to the public offering have been included in the calculations as if they were outstanding for all periods prior to the initial public offering whether or not they are anti-dilutive, using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the first quarter ended March 31, 1997 or in the pro forma basic loss per share for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


3.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. initiated patent infringement proceedings against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), its collaborative partner, in the U. S. District Court in Massachusetts. Amgen's suit claims that the Company's Gene Activated erythropoietin ("GA-EPO") infringes on three Amgen patents relating to Amgen's erythropoietin product, Epogen(R), and the processes for its manufacture. Amgen seeks an injunction prohibiting the Company and HMRI from manufacturing, importing, using, selling or offering to sell GA-EPO in the United States.

         Pursuant to the Amended and Restated License Agreement, dated March 1, 1995, by and between HMRI and the Company, HMRI has assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for its share of litigation expenses, as defined, from future royalties received from the sale of GA-EPO. The Company and HMRI believe that they have substantial defenses to the allegations in the complaint and expect that their position will be thoroughly vindicated in court.

         The Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the manufacture and sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of this litigation in a manner adverse to the Company and HMRI, could have a material adverse effect on the Company's business, financial condition and results of operations.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Since its inception in 1988, Transkaryotic Therapies, Inc. (the "Company") has been primarily engaged in the development and commercialization of products based on the Company's proprietary Gene Activation and gene therapy technologies. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for a number of years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are broadened or initiated. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At March 31, 1997, the Company's accumulated deficit was $40,909,000. As a result, the Company is dependent upon existing cash resources, external financing from equity and debt offerings or collaborative research and development arrangements with corporate sponsors to finance its operations.

         Results of operations may vary significantly from period to period depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative research agreements.

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

         For the Three Months Ended March 31, 1997 and 1996

         Licenses fees and research revenues totaled $300,000 and $1,838,000 for the three months ended March 31, 1997 and 1996, respectively. All revenues were earned from collaborative agreements with Hoechst Marion Roussel, Inc. (HMRI). The decrease of $1,538,000 in 1997 is due to the completion in 1996 of certain phases of research performed by the Company.

         Research and development expenses totaled $3,832,000 in the first quarter of 1997, as compared to $2,905,000 during the same period in 1996. The increase in 1997 of $927,000, or 32%, was principally due to an increase in research and development staff to 96 from 81 and increases in consulting and outside research contracts.

         General and administrative expenses were $1,402,000 in the quarter ended March 31, 1997, compared with $765,000 during the same period in 1996. The increase in 1997 of $637,000, or 83%, is principally due to increases in administrative employee costs, including several additions to the senior management team, and outside professional service fees, including legal fees.

         Interest income was $1,141,000 and $463,000 for the three months ended March 31, 1997 and 1996, respectively. The average cash and marketable securities balances were $84,654,000 and $33,200,000 in 1997 and 1996, respectively. The increase in interest income of $678,000 is primarily attributable to higher average balances in the respective three month periods.

         The Company had a net loss of $3,793,000 and $1,370,000 in the quarter ended March 31, 1997 and 1996, respectively.


LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, revenues from collaborative agreements and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $82,919,000 at March 31, 1997. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings and funding from collaborative arrangements will be used to fund operations.

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

         The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

         The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 3 to Notes to Condensed Financial Statements, which is incorporated by reference herein.

FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward looking statements that involve risks and uncertainties. These uncertainties include commercialization or technology delays or difficulties; timing and satisfactory completion of clinical trials; patent and proprietary rights risks, including patent infringement litigation; changes in governmental regulations; lengthy approval processes; impact of competitive products and prices; development of manufacturing, distribution and marketing capabilities; dependence on collaborative partners; product demand and market acceptance risks; legal, economic and other risks detailed in Exhibit
99.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 1997.

PART II - Other Information

Item 1.  Legal Proceedings

         The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 3 to Notes to Condensed Financial Statements, which is incorporated by reference herein.

         The Company is currently involved, with respect to its gene therapy technology, in an interference proceeding requested by the Company and declared by the U. S. Patent and Trademark Office, as more fully described in the Company's Annual Report on Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceeding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSKARYOTIC THERAPIES, INC.



Date:    May 13, 1997                     By: /s/  Daniel E. Geffken
                                              ---------------------------------
                                              Daniel E. Geffken
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX
                                  -------------


         Exhibit No.                Description                             Page Number
         -----------                -----------                             -----------

              11             Statement Re: Computation of Loss
                                    Per Share                                    14

              27             Financial Data Schedule                             15

            99.1             Important Factors Regarding Forward
                                    Looking Statements                           16 - 23