Form 10-Q
period 1997-06-30
TRANSKARYOTIC THERAPIES INC
filed 1997-08-14
CIK 885259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997


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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]              No [ ]

    At August 1, 1997, there were 18,395,854 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

================================================================================

                          Transkaryotic Therapies, Inc.





                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

         Condensed Balance Sheets as of June 30, 1997 and
         December 31, 1996                                                     3

         Condensed Statements of Operations for the Three and Six
         Months Ended June 30, 1997 and 1996                                   4

         Condensed Statements of Cash Flows for the Three and Six
         Months Ended June 30, 1997 and 1996                                   5

         Notes to Condensed Financial Statements                             6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

PART I - Item 1 - Condensed Financial Statements

                          Transkaryotic Therapies, Inc.

                                              Condensed Balance Sheet
                                                    (unaudited)


                                                                                  June 30,            December 31,
                                                                                    1997                  1996
                                                                                ------------          ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 16,166,703          $ 10,414,412
   Marketable securities                                                          68,271,572            75,840,830
   Prepaid expenses and other current assets                                         474,897               817,812
                                                                                ------------          ------------
      Total current assets                                                        84,913,172            87,073,054
Property and equipment, net                                                        3,104,534             3,237,402
Other assets                                                                         670,769               687,969
                                                                                ------------          ------------
                                                                                $ 88,688,475          $ 90,998,425
                                                                                ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    719,667          $    612,026
   Accrued expenses                                                                1,149,147               651,944
                                                                                ------------          ------------
      Total current liabilities                                                    1,868,814             1,263,970
Other long-term liabilities                                                           59,733                89,600
Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000,000 shares authorized:
      no shares issued and outstanding                                                     -                     -
   Common stock, $.01 par value;  30,000,000 shares authorized;
      16,684,458 shares issued and outstanding at June 30, 1997
      (16,614,273 at December 31, 1996)                                              166,845               166,143
   Additional paid-in capital                                                    131,274,323           131,795,736
   Accumulated deficit                                                           (40,582,668)          (37,115,670)
   Deferred compensation                                                          (4,138,894)           (5,217,604)
   Unrealized gain on marketable securities                                           40,322                16,250
                                                                                ------------          ------------
      Total stockholders' equity                                                  86,759,928            89,644,855
                                                                                ------------          ------------
                                                                                $ 88,688,475          $ 90,998,425
                                                                                ============          ============


           See accompanying Notes to Condensed Financial Statements.

PART I - Item 1 - Condensed Financial Statements

                          Transkaryotic Therapies, Inc.

                                         Condensed Statements of Operations
                                                    (unaudited)



                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                            1997              1996               1997               1996
                                                        -----------       ------------       ------------       ------------

License and research revenues                           $ 4,912,500       $    137,500       $  5,212,500       $  1,975,000

Operating expenses:
   Research and development                               4,192,053          4,074,414          8,024,547          6,979,315
   General and administrative                             1,505,943          1,006,158          2,907,571          1,771,154
                                                        -----------       ------------       ------------       ------------
                                                          5,697,996          5,080,572         10,932,118          8,750,469
                                                        -----------       ------------       ------------       ------------

Loss from operations                                       (785,496)        (4,943,072)        (5,719,618)        (6,775,469)

Interest income                                           1,111,952            325,351          2,252,620            788,125
                                                        -----------       ------------       ------------       ------------

Net income (loss)                                       $   326,456       $ (4,617,721)      $ (3,466,998)      $ (5,987,344)
                                                        ===========       ============       ============       ============

Net income (loss) per share (pro forma in 1996)         $      0.02       $      (0.32)      $      (0.21)      $      (0.42)
                                                        ===========       ============       ============       ============

Shares used to compute net income (loss) per
    share (pro forma in 1996)                            17,965,301         14,255,369         16,653,916         14,255,336
                                                        ===========       ============       ============       ============


           See accompanying Notes to Condensed Financial Statements.

PART I - Item 1 - Condensed Financial Statements

                          Transkaryotic Therapies, Inc.


                                         Condensed Statements of Cash Flows
                                                    (unaudited)

                                                                       Six Months Ended June 30,
                                                                   1997                        1996
                                                               ------------                ------------

OPERATING ACTIVITIES:
Net loss                                                       $ (3,466,998)               $ (5,987,344)
Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                                 810,408                     789,401
      Compensation expense related to
         equity issuances                                           566,644                     480,726
Changes in operating assets and liabilities                         917,892                    (188,856)
                                                               ------------                ------------

Net cash used for operating activities                           (1,172,054)                 (4,906,073)
                                                               ------------                ------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                     35,163,779                  27,033,777
Purchases of marketable securities                              (27,570,449)                (15,106,279)
Purchase of property and equipment                                 (656,842)                   (526,889)
Changes in other assets                                               3,500                    (235,608)
                                                               ------------                ------------

Net cash provided by investing activities                         6,939,988                  11,165,001
                                                               ------------                ------------

FINANCING ACTIVITIES:
Repurchase of common stock                                          (15,643)                          -
                                                               ------------                ------------

Net increase in cash and cash equivalents                         5,752,291                   6,258,928

Cash and cash equivalents at January 1                           10,414,412                  11,539,531
                                                               ------------                ------------

Cash and cash equivalents at June 30                           $ 16,166,703                $ 17,798,459
                                                               ============                ============


           See accompanying Notes to Condensed Financial Statements.

PART I - Item 1 - Condensed Financial Statements

                          Transkaryotic Therapies, Inc.

               Notes to Condensed Financial Statements (unaudited)
                             June 30, 1997 and 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


2.       NET INCOME (LOSS) PER SHARE

         For the quarter ended June 30, 1997, net income per share is computed using the weighted average number of shares of common stock and common equivalent shares from stock options and warrants outstanding. For 1996 and the six months ended June 30, 1997, common equivalent shares are excluded as their effect is antidilutive. For the three and six months ended June 30, 1996, the weighted average number of shares also includes the common stock equivalents for convertible preferred shares, assuming conversion at date of issuance, which occurred upon the completion of the Company's initial public offering in October 1996. Pursuant to the requirements of the Securities and Exchange Commission, shares and equivalent shares issued by the Company during the twelve-month period prior to the public offering have been included in the calculations as if they were outstanding for all periods prior to the initial public offering whether or not they are anti-dilutive, using the treasury stock method.

         Fully diluted earnings per share have not been presented as it does not differ materially from primary earnings per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic earnings (loss) per share for the three and six months ended June 30, 1997 or in the pro forma basic loss per share for the three and six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these three and six month periods is not expected to be material.

3.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), its collaborative partner. The complaint in the action alleges that GA-EPO and processes for producing GA-EPO infringe three Amgen patents and requests that TKT and HMRI be enjoined from making, using or selling GA-EPO and that the court award Amgen monetary damages. In May 1997, TKT and HMRI filed a "Motion To Dismiss, Or, In The Alternative, For Summary Judgment" stating that under 35 U.S.C. sec. 271(e)(1), TKT's and HMRI's activities do not constitute infringement and further stating that "(n)either the product created by TKT nor the process used by TKT and HMR infringes any valid claim of any of the Amgen patents in suit." In July 1997, the court denied TKT's and HMRI's motion and stated that the motion should instead be filed as a Motion for Summary Judgment.

         Pursuant to the Amended and Restated License Agreement, dated March 1, 1995, by and between HMRI and TKT, HMRI has assumed the cost of defense of the suit by Amgen. TKT will reimburse HMRI for its share of litigation expenses, as defined, from future royalties received from the sale of GA-EPO. The Company and HMRI believe that they have substantial defenses to the allegations in the complaint and expect that their position will be thoroughly vindicated in court.

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

4.       SUBSEQUENT EVENT

         On August 4, 1997, the Company completed a directed public offering of 1,700,000 shares of common stock to a small number of accredited institutional investors, resulting in net proceeds of approximately $53,000,000.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Since its inception in 1988, Transkaryotic Therapies, Inc. (the "Company") has been primarily engaged in the development and commercialization of products based on the Company's proprietary Gene Activation and gene therapy technologies. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for a number of years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are broadened or initiated. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At June 30, 1997, the Company's accumulated deficit was $40,583,000. As a result, the Company is dependent upon existing cash resources, external financing from equity and debt offerings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

         For the Three Months Ended June 30, 1997 and 1996
         -------------------------------------------------

         License and research revenues totaled $4,913,000 and $138,000 for the three months ended June 30, 1997 and 1996, respectively. All revenues were earned from two collaborative agreements with Hoechst Marion Roussel, Inc. ("HMRI"). The increase of $4,775,000 in 1997 is principally due to $4,500,000 received upon the achievement of certain development milestones relating to the Company's two Gene Activation collaborations with HMRI.

         Research and development expenses totaled $4,192,000 in the second quarter of 1997, as compared to $4,074,000 during the same period in 1996. The increase in 1997 of $118,000, or 3%, was principally due to increases in research and development staff, an increase in facilities costs for additional leased space, offset, in part, by decreases in consulting and outside research costs.

         General and administrative expenses were $1,506,000 in the three months ended June 30, 1997, compared with $1,006,000 during the same period in 1996. The increase in 1997 of $500,000, or 50%, is principally due to increases in administrative employee costs, including several additions in administrative personnel, and outside professional service fees related to costs associated with being a public company.

         Interest income was $1,112,000 and $325,000 for the three months ended June 30, 1997 and 1996, respectively. The average cash and marketable securities balances were $83,679,000 and $30,857,000 in 1997 and 1996, respectively. The increase in interest income of $787,000, or 242%, is primarily attributable to higher average balances in the respective three month periods.

         The Company had net income of $326,000 for the three months ended June 30, 1997 and a net loss of $4,618,000 for the comparable period in 1996. While profitable for the three months ended June 30, 1997, the Company does not expect to be profitable in subsequent quarters of 1997 or for the year ended December 31, 1997. Earnings per share was $0.02 for the quarter ended June 30, 1997, as compared to a pro forma loss per share of $0.32 in 1996. Weighted average common and common equivalent shares outstanding were 17,965,000 for the first quarter of 1997, as compared to 14,255,000 in 1996. The increase in 1997 is due to the issuance of 2,500,000 shares of common stock in the Company's initial public offering in October 1996, as well as the dilutive effect of stock options and warrants. In 1996, common equivalent shares are ignored as their effect is anti-dilutive.

         For the Six Months Ended June 30, 1997 and 1996
         -----------------------------------------------

         License and research revenues totaled $5,213,000 and $1,975,000 for the six months ended June 30, 1997 and 1996, respectively. All revenues were earned from two collaborative agreements with HMRI. The increase of $3,238,000 in 1997 is principally due to $4,500,000 in milestones payments from HMRI. In 1996, the Company received $1,975,000 in research funding from HMRI, as compared to $713,000 in 1997.

         Research and development expenses totaled $8,025,000 in the first six months of 1997, as compared to $6,979,000 during the same period in 1996. The increase in 1997 of $1,045,000, or 15%, was principally due to an increase in research and development staff, an increase in facilities costs for additional leased space and increases in consulting and outside research contract costs.

         General and administrative expenses were $2,908,000 in the six months ended June 30, 1997, compared with $1,771,000 during the same period in 1996. The increase in 1997 of $1,136,000, or 64%, is principally due to increases in administrative employee costs, including several additions in administrative personnel, and outside professional service fees related to costs associated with being a public company.

         Interest income was $2,253,000 and $788,000 for the six months ended June 30, 1997 and 1996, respectively. The average cash and marketable securities balances were $85,347,000 and $31,629,000 in 1997 and 1996, respectively. The increase in interest income of $1,464,000, or 186%, is primarily attributable to higher average balances in the respective six month periods.

         The Company had a net loss of $3,467,000 and $5,987,000 for the six months ended June 30, 1997 and 1996, respectively. Loss per share was $0.21 for the six months ended June 30, 1997, as compared to a pro forma net loss per share of $0.42 for the corresponding period in 1996. Weighted average common shares and pro forma common shares outstanding were 16,654,000 and 14,255,000 respectively, in 1997 and 1996. The increase in 1997 is related principally to the Company's initial public offering 2,500,000 shares of common stock in October 1996.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, revenues from collaborative agreements and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $84,438,000 at June 30, 1997. Cash equivalents and marketable securities are invested principally in U.S. Treasury notes, agencies of the U.S. government and money market funds.

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

         In August 1997, the Company completed a direct sale of 1,700,000 shares of common stock resulting in net proceeds of approximately $53,000,000. The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations through 2001. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

         The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 3 to Notes to Condensed Financial Statements, which is incorporated by reference herein.

FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward looking statements that involve risks and uncertainties. These uncertainties include commercialization or technology delays or difficulties; timing and satisfactory completion of clinical trials; patent and proprietary rights risks, including patent infringement litigation; changes in governmental regulations; lengthy approval processes; impact of competitive products and prices; development of manufacturing, distribution and marketing capabilities; dependence on collaborative partners; product demand and market acceptance risks; legal, economic and other risks detailed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q, filed on August 13, 1997.

PART II - Other Information

Item 1. Legal Proceedings

         The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 3 to Notes to Condensed Financial Statements, which is incorporated by reference herein.

         The Company is currently involved, with respect to its gene therapy technology, in an interference proceeding requested by the Company and declared by the U.S. Patent and Trademark Office, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 28, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on Thursday, June 12, 1997, the following individuals were elected as directors of the Company:

                                                Votes
                                                --------
Nominee                        For              Withheld      Broker Non-Votes
-------                        ----------       --------      ----------------

William R. Miller              14,658,698       31,774                0
Rodman W. Moorhead, III        14,658,698       31,774                0
Richard F Selden               14,651,466       39,006                0
James E. Thomas                14,658,698       31,774                0
Peter Wirth                    14,658,698       31,774                0

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSKARYOTIC THERAPIES, INC.

Date: August 13, 1997               By: /s/ Daniel E. Geffken
                                        ----------------------------------------
                                        Daniel E. Geffken
                                        Vice President, Finance and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                         TRANSKARYOTIC THERAPIES, INC.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.           Description
-----------           -----------

   11             Statement Re: Computation of Loss Per Share

   27             Financial Data Schedule (for EDGAR filing
                      purposes only)

   99             Important Factors Regarding Forward Looking
                      Statements