Form 10-Q
period 1997-09-30
TRANSKARYOTIC THERAPIES INC
filed 1997-11-12
CIK 885259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-21481

                         TRANSKARYOTIC THERAPIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                         Yes  [X]               No  [ ]

     At October 31, 1997, there were 18,413,086 shares of Common Stock, $.01 par value, issued and outstanding.
================================================================================

                         TRANSKARYOTIC THERAPIES, INC.

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)..............................      3-7
           Condensed Balance Sheets as of September 30, 1997 and December 31,
             1996..................................................................        3
           Condensed Statements of Operations for the Three and Nine Months Ended
             September 30, 1997 and 1996...........................................        4
           Condensed Statements of Cash Flows for the Nine Months Ended September
             30, 1997 and 1996.....................................................        5
           Notes to Condensed Financial Statements.................................      6-7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................     8-10

PART II.   OTHER INFORMATION

Item 3.    Changes in Securities and Use of Proceeds...............................    11-12
Item 6.    Exhibits and Reports on Form 8-K........................................       12

SIGNATURES.........................................................................       13

EXHIBIT INDEX......................................................................       14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                         TRANSKARYOTIC THERAPIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                             (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents........................................    $  10,209         $ 10,414
  Marketable securities............................................      123,227           75,841
  Prepaid expenses and other current assets........................          417              818
                                                                        --------          -------
          Total current assets.....................................      133,853           87,073
Property and equipment, net........................................        3,662            3,237
Other assets.......................................................          735              688
                                                                        --------          -------
                                                                       $ 138,250         $ 90,998
                                                                        ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $     757         $    612
  Accrued expenses.................................................        1,324              652
                                                                        --------          -------
          Total current liabilities................................        2,081            1,264
Other long-term liabilities........................................           23               90
Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares authorized;
     no shares issued and outstanding..............................           --               --
  Common stock, $.01 par value; 30,000,000 shares authorized;
     18,411,489 shares issued and outstanding at September 30, 1997
     (16,614,273 at December 31, 1996).............................          184              166
  Additional paid-in capital.......................................      184,594          131,796
  Accumulated deficit..............................................      (44,604)         (37,116)
  Deferred compensation............................................       (4,060)          (5,218)
  Unrealized gain on marketable securities.........................           32               16
                                                                        --------          -------
          Total stockholders' equity...............................      136,146           89,644
                                                                        --------          -------
                                                                       $ 138,250         $ 90,998
                                                                        ========          =======

           See accompanying Notes to Condensed Financial Statements.

                         TRANSKARYOTIC THERAPIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------     --------------------
                                                      1997        1996         1997        1996
                                                     -------     -------     --------     -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
License and research revenues......................  $   300     $ 1,975     $  5,513     $ 3,950
Operating expenses:
  Research and development.........................    4,498       3,811       12,523      10,791
  General and administrative.......................    1,480       1,227        4,388       2,997
                                                     -------     -------     --------     -------
                                                       5,978       5,038       16,911      13,788
                                                     -------     -------     --------     -------
Loss from operations...............................   (5,678)     (3,063)     (11,398)     (9,838)
Interest income....................................    1,657         646        3,910       1,434
                                                     -------     -------     --------     -------
Net loss...........................................  $(4,021)    $(2,417)    $ (7,488)    $(8,404)
                                                     =======     =======     ========     =======
Net loss per share (pro forma in 1996).............  $ (0.23)    $ (0.17)    $  (0.44)    $ (0.59)
                                                     =======     =======     ========     =======
Shares used to compute net loss per share (pro
  forma in 1996)...................................   17,838      14,255       17,050      14,255
                                                     =======     =======     ========     =======

           See accompanying Notes to Condensed Financial Statements.

                         TRANSKARYOTIC THERAPIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1997          1996
                                                                        ---------     --------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss..............................................................  $  (7,488)    $ (8,404)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization.......................................      1,321        1,183
  Compensation expense related to equity issuances....................        868          803
Changes in operating assets and liabilities...........................      1,151          258
                                                                        ---------     --------
Net cash used for operating activities................................     (4,148)      (6,160)
                                                                        ---------     --------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities..........................     61,264       42,745
Purchases of marketable securities....................................   (108,634)     (59,002)
Purchases of property and equipment...................................     (1,609)        (676)
Changes in other assets...............................................       (184)        (567)
                                                                        ---------     --------
Net cash used for investing activities................................    (49,163)     (17,500)
                                                                        ---------     --------

FINANCING ACTIVITIES:
Proceeds from sale  of common stock and exercise
  of stock options and warrants, net of expenses......................     53,106           --
Proceeds from sale of convertible preferred stock.....................         --       23,522
                                                                        ---------     --------
Net cash provided by financing activities.............................     53,106       23,522
                                                                        ---------     --------
Net decrease in cash and cash equivalents.............................       (205)        (138)
Cash and cash equivalents at January 1................................     10,414       11,539
                                                                        ---------     --------
Cash and cash equivalents at September 30.............................  $  10,209     $ 11,401
                                                                        =========     ========

           See accompanying Notes to Condensed Financial Statements.

                         TRANSKARYOTIC THERAPIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Transkaryotic Therapies, Inc. ("TKT" or the "Company" ) is a biopharmaceutical company engaged in the development and commercialization of therapeutic proteins and gene therapy products for the long-term treatment and cure of a broad range of human diseases.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.  NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock, and common equivalent shares are excluded as their effect is antidilutive. For the three and nine months ended September 30, 1996, the weighted average number of shares also includes the common stock equivalents for convertible preferred shares, assuming conversion at date of issuance, which occurred upon the completion of the Company's initial public offering of common stock in October 1996. Pursuant to the requirements of the Securities and Exchange Commission, shares and equivalent shares issued by the Company during the twelve-month period prior to the public offering have been included in the calculations as if they were outstanding for all periods prior to the initial public offering whether or not they are anti-dilutive, using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings
(loss) per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the three and nine months ended September 30, 1997 or in the pro forma basic loss per share for the three and nine months ended September 30, 1996.

3.  STOCKHOLDERS' EQUITY

     On August 4, 1997, the Company completed a directed public offering of 1,700,000 shares of common stock to a small number of accredited institutional investors, resulting in net proceeds to the Company of approximately $52,893,000.

                         TRANSKARYOTIC THERAPIES, INC.

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Also, in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way in which public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.

     Adoption of these standards is not expected to have a material impact on the Company's financial statements or results of operations.

5.  LEGAL PROCEEDINGS

     In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), its collaborative partner. The complaint in the action alleges that the Company's product, Gene Activated erythropoetin ("GA-EPO"), and processes for producing GA-EPO infringe three Amgen patents and requests that TKT and HMRI be enjoined from making, using or selling GA-EPO and that the court award Amgen monetary damages. In May 1997, TKT and HMRI filed a "Motion To Dismiss, Or, In The Alternative, For Summary Judgment" stating that under 35 U.S.C. sec. 271(e)(1), TKT's and HMRI's activities do not constitute infringement and further stating that "neither the product created by TKT nor the process used by TKT and HMR infringes any valid claim of any of the Amgen patents in suit." In July 1997, the court denied TKT's and HMRI's motion and stated that the motion should instead be filed as a Motion for Summary Judgment.

     Pursuant to the Amended and Restated License Agreement, dated March 1, 1995, by and between HMRI and TKT, HMRI has assumed the cost of defense of the suit by Amgen. TKT will reimburse HMRI for its share of litigation expenses, as defined, from future royalties received from the sale of GA-EPO. The Company and HMRI believe that they have substantial defenses to the allegations in the complaint and expect that their position will be thoroughly vindicated in court. Nonetheless, the Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the manufacture and sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of this litigation in a manner adverse to the Company and HMRI, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in 1988, Transkaryotic Therapies, Inc. (the "Company") has been primarily engaged in the development and commercialization of products based on the Company's proprietary Gene Activation and gene therapy technologies. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for a number of years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are broadened or initiated. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At September 30, 1997, the Company's accumulated deficit was $44,604,000. As a result, the Company is dependent upon existing cash resources, external financing from equity and debt offerings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

  For the Three Months Ended September 30, 1997 and 1996

     License and research revenues totaled $300,000 and $1,975,000 for the three months ended September 30, 1997 and 1996, respectively. All revenues were earned from two collaborative agreements with Hoechst Marion Roussel, Inc. ("HMRI"). The decrease of $1,675,000 in 1997 is principally due to $1,500,000 received by the Company pursuant to the final of four scheduled research and development funding payments in September 1996 relating to the Company's second Gene Activation collaboration with HMRI.

     Research and development expenses totaled $4,498,000 for the three months ended September 30, 1997, as compared to $3,811,000 during the same period in 1996. The increase in 1997 of $687,000, or 18%, is principally due to increases in research and development staff, an increase in facilities costs for additional leased space, and an increase in external research costs. During 1997, the Company expanded primarily its Gene Activation programs.

     General and administrative expenses were $1,480,000 in the three months ended September 30, 1997, compared with $1,227,000 during the same period in 1996. The increase in 1997 of $253,000, or 21%, is principally due to increases in outside professional service fees associated with being a public company, and increases in insurance costs.

     Interest income was $1,657,000 and $646,000 for the three months ended September 30, 1997 and 1996, respectively. The average cash and marketable securities balances were $108,875,000 and $43,828,000 in the 1997 and 1996 periods, respectively. The increase in interest income of $1,011,000, or 157%, is primarily attributable to higher average balances in the respective three months ended September 30, 1997.

     The Company had a net loss of $4,021,000 and $2,417,000 for the three months ended September 30, 1997 and 1996, respectively. Net loss per share was $0.23 for the three months ended September 30, 1997, as compared to a pro forma net loss per share of $0.17 in 1996. Weighted average common and common equivalent shares outstanding were 17,838,000 for the three months ended September 30, 1997, as compared to 14,255,000 for the comparable period in 1996. The increase in 1997 is due principally to the issuance of 2,500,000 shares of common stock in the Company's initial public offering in October 1996, as well as the weighted average effect of the issuance of 1,700,000 shares of common stock related to the Company's directed public offering in August 1997.

  For the Nine Months Ended September 30, 1997 and 1996

     License and research revenues totaled $5,513,000 and $3,950,000 for the nine months ended September 30, 1997 and 1996, respectively. All revenues were earned from two collaborative agreements with HMRI. The increase of $1,563,000 in 1997 is principally due to $4,500,000 received in milestone payments from HMRI in excess of milestone payments and research and development funding received in the comparable period in 1996.

     Research and development expenses totaled $12,523,000 in the first nine months of 1997, as compared to $10,791,000 during the same period in 1996. The increase in 1997 of $1,732,000, or 16%, is principally due to an increase in research and development staff, an increase in facilities costs for additional leased space, increases in consulting services, and increases in external research costs. During 1997, the Company expanded primarily its Gene Activation programs.

     General and administrative expenses were $4,388,000 in the nine months ended September 30, 1997, compared with $2,997,000 during the same period in 1996. The increase in 1997 of $1,391,000, or 46%, is principally due to increases in outside professional service fees associated with being a public company, as well as increases in administrative employee costs, including several additions in administrative personnel, and increases in insurance costs.

     Interest income was $3,910,000 and $1,434,000 for the nine months ended September 30, 1997 and 1996, respectively. The average cash and marketable securities balances were $96,762,000 and $36,700,000 in 1997 and 1996, respectively. The increase in interest income of $2,476,000, or 173%, is primarily attributable to higher average balances in the respective nine month periods.

     The Company had a net loss of $7,488,000 and $8,404,000 for the nine months ended September 30, 1997 and 1996, respectively. Net loss per share was $0.44 for the nine months ended September 30, 1997, as compared to a pro forma net loss per share of $0.59 for the corresponding period in 1996. Weighted average common shares and pro forma common shares outstanding were 17,050,000 and 14,255,000, respectively, for the nine months ended September 30, 1997 and 1996. The increase in 1997 is related principally to the Company's initial public offering of 2,500,000 shares of common stock in October 1996 as well as the weighted average effect of 1,700,000 shares of common stock issued in connection with the Company's directed public offering in August 1997.

LIQUIDITY AND SOURCES OF CAPITAL

     Since its inception, the Company has financed its operations through the sale of common and preferred stock, revenues from collaborative agreements and interest income.

     During the nine months ended September 30, 1997, the Company received proceeds of approximately $53,106,000 from the sale of common stock in a directed public offering in August 1997 and the exercise of stock options and warrants. The Company expended $4,148,000 in operating activities and $1,609,000 for capital expenditures.

     At September 30, 1997, the Company had unrestricted cash, cash equivalents and marketable securities totaling $133,436,000. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

     Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and interest thereon and proceeds from equity and debt offerings and funding from collaborative arrangements will be used to fund operations.

     The Company expects to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease arrangements related to capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon financial market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

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

     The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Financial Statements, which is incorporated by reference herein.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99 to this Quarterly Report on Form 10-Q.

                          PART II -- OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) The following information is provided pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Company's first registration statement filed pursuant to the Securities Act:

Effective date of the
  Registration Statement:         October 16, 1996
Securities and Exchange
  Commission file number:         333-10845
Date offering commenced:          October 16, 1996
Has offering terminated:          Yes
Managing underwriters:            Morgan Stanley & Co. Incorporated,
                                  UBS Securities LLC and
                                  Pacific Growth Equities, Inc.
Title of securities
  registered:                     Common Stock, $.01 par value per share

     All shares of Common Stock were sold on behalf of the Company.

Amount of shares registered:                                            2,500,000
Aggregate offering price of
  amount sold to date:                                                $37,500,000

     Amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for each of the following:

Underwriting discounts and
  commissions:                                                         $2,625,000
Finders fees:                                                                  --
Expenses paid to or for
  Underwriters:                                                           $53,000
Other expenses:                                                          $711,419
Total expenses:                                                        $3,389,419

     All such payments were direct or indirect payments to individuals or entities other than directors, officers, general partners of the Company or their associates; persons owning 10 per cent or more of any class of equity securities of the issuer; or affiliates of the Company.

        Net offering proceeds to the Company after deducting total
          expenses:                                                    $34,110,581

     Set forth below is the amount of net offering proceeds to the Company used for each of the following:

Construction of plant,
  building and facilities:                                                     --
Purchase and installation of
  machinery and equipment:
Purchases of real estate:                                                      --
Acquisition of other
  businesses:                                                                  --
Repayment of indebtedness:                                                     --
Working capital:                                                               --
Temporary investments:                                                $34,110,581

     Any other purposes for which at least the lessor of 5% of the issuer's total offering proceeds or $100,000 has been used:

     All such payments were direct or indirect payments to individuals or entities other than directors, officers, general partners of the Company or their associates; persons owning 10 per cent or more of any class of equity securities of the issuer; or affiliates of the Company. Such payments did not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

          No reports were filed on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSKARYOTIC THERAPIES, INC.

                                          By:     /s/ DANIEL E. GEFFKEN
                                            ------------------------------------
                                            Daniel E. Geffken
                                            Vice President, Finance and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

Date: November 12, 1997

                         TRANSKARYOTIC THERAPIES, INC.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                          DESCRIPTION
-------   -------------------------------------------------------------------------------------
   11     Statement Re: Computation of Loss Per Share
   27     Financial Data Schedule
   99     Important Factors Regarding Forward-looking Statements