Form 10-K405
period 1997-12-31
TRANSKARYOTIC THERAPIES INC
filed 1998-03-30
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-21481

                          TRANSKARYOTIC THERAPIES, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

               Delaware                               04-3027191
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

           195 Albany Street
       Cambridge, Massachusetts
         (Address of principal                           02139
          executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (617) 349-0200

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 6, 1998, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $238,585,000, based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 6, 1998. There were 18,944,864 shares of Common Stock outstanding as of March 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                          10-K Part
--------                                                          ---------

Specifically Identified Portions of the Registrant's
Proxy Statement for the Annual Meeting of Stockholders
to be held on May 19, 1998                                           III

--------------------------------------------------------------------------------

PART I

ITEM 1.      BUSINESS

Summary

      Transkaryotic Therapies, Inc. ("TKT(TM)" or "the Company") is a biopharmaceutical company dedicated to the development and commercialization of treatments for a wide range of human diseases. The Company has three product development platforms -- Gene Activation, gene therapy, and Niche Proteins(TM).

      The Company's Gene Activation technology is a proprietary approach to the large scale production of therapeutic proteins which does not require the cloning of genes and their subsequent insertion into non-human cell lines. Consequently, the Company believes its Gene Activation technology avoids using patented approaches to protein production associated with such conventional genetic engineering techniques which have served as effective barriers to competition in the $13 billion therapeutic protein market. As a result, the Company believes it will be able to develop and successfully commercialize a broad range of Gene Activated(TM) versions of proteins which have proven medical utility, received marketing approval from regulatory authorities and generated significant revenues in major markets. The Company's most advanced Gene Activation development program is Gene Activated erythropoietin ("GA-EPO"), which Hoechst Marion Roussel, Inc. ("HMRI"), the Company's collaborative partner, advanced from Investigational New Drug application ("IND") submission to initiation of Phase II trials in 1997. See "Item 3 -- Legal Proceedings."

      The Company's gene therapy technology ("Transkaryotic Therapy(TM)") is a non-viral, ex vivo system based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods of time. In preclinical animal studies, the Company's Transkaryotic Therapy system has produced target proteins at therapeutic levels for the lifetime of the animal without any side effects. In December 1997, the Company submitted an IND seeking permission to start Phase I clinical trials of TKT's gene therapy approach to the long-term delivery of Factor VIII for the treatment of Hemophilia A. The IND became effective in January 1998, and the Company expects to commence Phase I clinical trials in mid-1998.

      TKT's Niche Protein platform is based on protein replacement for the treatment of rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defect in many of these disorders is understood in depth, product development pathways have the potential to be straightforward. The Company believes that manufacturing and marketing of these products will require minimal investment in infrastructure and plans to commercialize these products itself. During 1997, the Company, in collaboration with the National Institutes of Health, conducted a Phase I clinical trial of the [alpha]-galactosidase A protein ("[alpha]-gal") produced by the Company in patients with Fabry disease.

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

TKT's Gene Activation Technology

      Although the conventional approach to recombinant protein production is quite powerful, its use today faces certain commercial barriers and technical limitations. The primary barrier is that biotechnology companies have sought and obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as an effective entry barrier, minimizing competition in the $13 billion (1996 worldwide revenues) protein therapeutics market. In addition, conventional genetic engineering techniques for protein production may face technical limitations arising from the need to first clone the gene of interest. For certain proteins, this step adds to development times, increases costs and is technically challenging. Technical difficulties may also arise from the use of non-human production cell lines, which may result in the production of proteins which may have therapeutically significant differences from those naturally produced by the cells of the human body. Furthermore, production processes based on conventional genetic engineering may not have incorporated recent advances in cell culture systems with significant efficiency and cost advantages as compared to processes originally developed over a decade ago.

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

      Gene targeting is a technology by which DNA fragments can be "cut and pasted" precisely at preselected, desirable locations within the cGene targeting can be thought of as molecular surgery, with the surgical tools literally functioning at the molecular level. The technical term for gene targeting, homologous recombination, reflects its underlying mechanism: cells have the capacity to align two homologous DNA sequences (two sequences that are quite similar) and exchange one with the other. In Gene Activation, the new regulatory sequences are flanked with "homing" sequences and structural sequences which allow the cell to exchange the new active regulatory sequences in place of the old inactive ones. The new sequences must be introduced precisely in order to allow the proper initiation of gene expression.

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

TKT's Gene Activation Products: Gene Activated(TM) Erythropoietin

      The Company's initial strategy in exploiting its technology is to commercialize Gene Activated proteins that have proven medical utility, have received marketing approval from regulatory authorities and have achieved significant revenues in major markets. These protein products have experienced high rates of acceptance among physicians and health care providers. The Company believes, based primarily on information obtained from annual reports of public companies and other published sources, that the total market for the ten largest marketed proteins in 1996 was approximately $13 billion. See Table I. As the number of new approved protein products increases and as the number of approved indications for such products increases, the Company believes that the market for these protein products will continue to experience substantial growth. The Company also believes that the broad applicability of its Gene Activation technology for protein production and the fact that many additional proteins are currently in clinical development will provide a large number of candidates for commercialization using TKT's Gene Activation technology.

    Table I. Estimated 1996 Worldwide Protein Product Revenues (in millions)

Protein                 Primary Indication                 Revenues
-------                 ------------------                 --------
Erythropoietin          Anemia                               $3,200
Insulin                 Diabetes                              2,200
G-CSF                   Neutropenia                           1,800
Growth Hormone          Short stature                         1,700
[alpha]-Interferon      Hepatitis/Cancer                      1,100
Factor VIII             Hemophilia A                          1,100
(beta)-Interferon       Multiple sclerosis                    1,100
FSH                     Infertility                             500
tPA                     Myocardial infarction                   450
Glucocerebrosidase      Gaucher disease                         250

      TKT has focused its initial Gene Activation efforts on the development of its GA-EPO(TM) product in collaboration with HMRI. Erythropoiesis is the process by which red blood cells (erythrocytes) are produced. When the body requires additional red blood cells, the kidney normally produces erythropoietin, a circulating protein hormone which stimulates the differentiation of certain progenitor cells in the bone marrow. The kidney's critical role in red blood cell production was determined in the 1950's, and erythropoietin was first isolated and purified from the urine of patients with anemia in the 1970's (the first wave). The gene encoding erythropoietin was cloned in the 1980's and used for production of the protein using conventional genetic engineering techniques (the second wave). Erythropoietins have been successfully used to treat anemia associated with a variety of conditions, including the anemia of kidney failure (which causes a reduction in the body's ability to produce the protein) and the anemia of chemotherapy (which causes the destruction of a large number of bone marrow progenitor cells).

      GA-EPO(TM) Development Status. TKT has successfully applied its Gene Activation technology to produce GA-EPO in human cells (the third wave). To illustrate the underlying concept of the Gene Activation process, consider that essentially all human cells contain the erythropoietin gene, yet only certain cells of the kidney actually produce erythropoietin. In all other cells in the human body, the erythropoietin gene is inactive. The erythropoietin gene is not expressed in most human cells because regulatory sequences in those cells prevent the protein from being made; the gene is controlled by a switch ("regulatory DNA sequences") that is permanently in the "off" position. The goal of TKT's GA-EPO program was to remove this "off switch" in a human cell in which the erythropoietin gene is inactive and, in effect, replace it with regulatory sequences comprising an "on switch" to activate erythropoietin expression.

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

      In a Phase I study conducted by HMRI in 1997, GA-EPO administration exhibited a satisfactory safety profile and resulted in a dose-dependent increase in hemocrit. In 1997, HMRI commenced a Phase II clinical trial of GA-EPO. Subject to successful completion of this Phase II trial, the Company expects that HMRI will initiate Phase III trials of GA-EPO in the second half of 1998.

      The Company believes that GA-EPO will be reviewed within the FDA by the Center for Biologics Evaluation and Research ("CBER"). CBER currently has no "bioequivalence" pathway for the rapid approval of related biologics, and the Company believes that GA-EPO will require a complete clinical and regulatory program. However, the regulatory and clinical programs have the advantage of focusing on Gene Activated products with conventional counterparts that are well-known to regulatory authorities around the world (in contrast to a typical new biologic, which has no related history concerning its safety and efficacy in humans). Accordingly, TKT believes that clinical development can be accomplished in a focused and timely manner.

      Development Status of Other Gene Activation Products. In collaboration with HMRI, TKT is developing a second, undisclosed protein. HMRI accepted for development the Gene Activated cell line for the second protein in June 1997. The Company expects HMRI to file an IND for this product in 1998.

      TKT believes that numerous development opportunities exist for Gene Activated proteins. In addition to the two proteins that are the subjects of the collaborations with HMRI, the Company is currently developing four other Gene Activated proteins. These programs are in the research stage.

Gene Activation Collaborations and Commercialization Strategy

      In order to rapidly develop and exploit its Gene Activation technology, TKT has entered into two strategic alliances with HMRI, the first in May 1994 and the second in March 1995. HMRI, with its affiliates, is one of the largest pharmaceutical groups in the world, with significant distribution capabilities in all major markets. The alliances are focused on the development of two products, GA-EPO and a second, undisclosed protein.

      Under two licenses agreements, HMRI was granted exclusive rights to make, use and sell, worldwide, the two products. HMRI is responsible, at its own expense, for all worldwide development, manufacturing and marketing activities for both products. Pursuant to the agreement pertaining to the second protein, TKT also granted HMRI an option to commercialize certain aspects of TKT's gene therapy technologies related to this protein. TKT has successfully generated cell lines sufficient for scale-up to commercial production levels that have been accepted by HMRI.

      TKT has the potential to receive up to $125,000,000 ($58,000,000 for GA-EPO and $67,000,000 for the second protein) from HMRI from the two alliances, consisting of license fees, equity investments, milestones and research funding. As of December 31, 1997, TKT had received approximately $54,000,000 of such amount (approximately $24,000,000 for GA-EPO and approximately $30,000,000 for the second protein). The remaining payments are contingent upon the achievement of milestones in connection with the continued development of these products. TKT also is entitled to royalties on sales of these two products.

      TKT is actively pursuing a number of other Gene Activation product candidates. The Company believes that its revenues from the commercialization of Gene Activated proteins will be divided into three stages. In the short term, TKT will attempt to license out additional proteins for development by pharmaceutical partners in return for licensing and milestone payments as well as research funding. In the medium term, the Company anticipates that it will receive royalty payments from HMRI with respect to GA-EPO and the second protein, as well as from other pharmaceutical partners that successfully develop, manufacture, and market other Gene Activated proteins. In the longer term, the Company is also considering the development of Gene Activation products independently.

      Future Gene Activation products may include currently-marketed proteins, proteins currently in late stage clinical development or proteins that are in much earlier stages of development. At present, TKT intends to focus on the currently-marketed products until products from these latter two categories demonstrate clinical and commercial viability. TKT believes that its focus on currently-marketed proteins for near-term commercialization and on development-stage proteins for the long-term appropriately utilizes Company resources, maximizes near-term commercial potential and will allow the Company to build a strong Gene Activation product pipeline for the future.

Gene Therapy Technology

      TKT's Gene Therapy Approach. The first three waves of protein production have a critical feature in common: regardless of methodology, the proteins are manufactured outside the human body. The Company believes that its approach to gene therapy, Transkaryotic Therapy(TM), represents the fourth wave of protein production -- a system that would restore the patient's natural ability to produce a required therapeutic protein.

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

      There are a large number of technical approaches to gene therapy, but two basic distinctions can be used to characterize the field. The first distinction is viral vs. non-viral -- viral gene therapy approaches use genetically modified viruses to introduce genes into human cells by infection. Non-viral approaches use noninfectious (chemical or physical) means to introduce the genes. The second distinction is in vivo vs. ex vivo. In vivo gene therapies are based on the administration of DNA-based drugs directly to the patient. Ex vivo gene therapies are based on removing a small number of cells from a patient, introducing a gene into the cells and implanting the engineered cells into the patient.

      TKT's enabling gene therapy technology platform is a non-viral, ex vivo system which the Company believes is significantly different from other approaches to gene therapy. The Company believes that these differences will allow for physiologic levels of protein expression in patients for extended periods, a goal that historically has represented a major obstacle in alternative gene therapy systems. The major alternative to TKT's system is based on the use of genetically-modified retroviruses and adenoviruses to infect patients' cells. The Company believes that such viral ex vivo approaches present a significant safety risk due to the possibility of causing new viral infections in patients. In addition, such approaches have not allowed long-term production of the therapeutic protein in animal models or patients.

      To the best of the Company's knowledge, neither viral nor non-viral in vivo gene therapy technologies have allowed long-term or high level protein expression in the patient. Accordingly, these technologies may be best-suited for non-chronic applications, such as immunotherapy. TKT believes Transkaryotic Therapy is well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states as demonstrated by the long-term delivery of therapeutic proteins in animal models.

      In order to develop a safe, effective, non-viral, ex vivo gene therapy system, the Company believes that several major tasks must first be accomplished in basic and preclinical settings. Each of the steps must be carried out to allow the ultimate product to be manufactured efficiently, reproducibly and cost- effectively, to be subjected to rigorous quality control to ensure safety and to direct the long-term production and delivery of the therapeutic protein in the patient. The first step involves the development of techniques for obtaining and propagating the cell types of interest. Next, non-viral methodologies must be developed that allow DNA fragments to be stably introduced into these cells. DNA fragments containing the appropriate DNA regulatory sequences fused to the desired protein encoding sequences, for example, must be constructed and introduced into cells to generate genetically-engineered cells which express the therapeutic protein at clinically relevant levels. After the DNA fragments have been successfully introduced into human cells, methodologies must then be developed which allow the engineered cells to properly process the therapeutic protein. The final step involves the development of methods and formulations for the implantation of the engineered cells.

      TKT scientists have successfully accomplished all of the tasks set forth below (Table II) and, in model systems, have successfully delivered therapeutic proteins for the lifetime of the experimental animals. Much of TKT's work has focused on gene therapy using fibroblasts, a cell type present in the skin (and throughout the body) that is readily obtained from patients and propagated in culture. The Company has developed a variety of methodologies for the stable transfection of normal human cells. "Stable transfection" means that the introduced DNA fragment becomes part of a chromosome in the treated cell. One such methodology is electroporation, a technique based on subjecting cells to a brief electrical pulse. The pulse transiently opens small pores in the cell membrane that allow the DNA fragments of interest to enter the cell. The technique is simple, reproducible (it works for a variety of cell types and for cells derived from newborns to the elderly), efficient (one electroporation provides many more transfected cells than required for treatment) and cost-effective (less than one dollar per reaction).

Table II. TKT's Gene Therapy System: Summary of Selected Technical
Accomplishments

        Tasks                                   Achievement                              Comments
        -----                                   -----------                              --------
Cell types propagated                   Fibroblasts, myoblasts, mammary               Cells retain normal
                                        epithelial cells                              properties

Proteins expressed                      Factor VIII, Factor IX, Growth                All expressed at levels of
                                        Hormone, Insulin, Interleukin-2, LDL          at least 1 ug/million
                                        receptor, [alpha]-gal                         cells/day

Transfection methodologies              Electroporation, microinjection,              All with efficiencies
applied                                 polybrene and calcium phosphate               greater than 1 stably
                                        precipitation                                 transfected cell per
                                                                                      thousand treated cells

Proteins characterized                  Factor VIII, Factor IX, Growth                All with natural post-
                                        Hormone, [alpha]-gal                          translational
                                                                                      modifications

In vivo expression observed             Factor VIII, Factor IX, Growth                All at physiologic levels
                                        Hormone, Insulin                              in animal models

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

      These patient techniques have been successfully carried out in an ongoing Phase I clinical trial of growth hormone as a treatment for cachexia (described below). The procedures might vary based on the disease to be treated. For example, different cell types, sites of implantation and genes of interest could be advantageous for a given disease.

      Clinical Development Status. The Company's first gene therapy clinical trial is a Phase I study based on the implantation of genetically modified skin fibroblasts to express growth hormone in cancer patients at risk for cachexia. The principal purpose of this study is to determine the safety of the Company's gene therapy in humans. A total of 20 patients will be enrolled in five escalating dosage blocks, with four patients per block. At December 31, 1997, 17 patients had been enrolled in the trial. Community physicians have injected the modified cells under the skin of subjects; all patient procedures have been performed on an out-patient basis. Preliminary data from this study suggests that the administration of the genetically-engineered cells appears to be well-tolerated. Prior to proceeding with further clinical development (beyond Phase I) of this product, the Company intends to seek a collaborative partner.

      In December 1997, the Company submitted an IND seeking permission to start Phase I clinical trials of its gene therapy approach for the long-term delivery of Factor VIII for the treatment of Hemophilia A. The IND became effective in January 1998. The Company expects to commence Phase I clinical trials of this product in 1998.

      The Company believes that Transkaryotic Therapy offers several clinical and commercial advantages over conventional treatments and other gene therapies for targeted diseases, including:

o Safety. Transkaryotic Therapy does not use infectious agents such as retroviruses to genetically engineer the patient's cells. TKT's non-viral method of producing genetically engineered cells allows for extensive safety testing prior to implantation of such cells in the patient. In studies of TKT's gene therapy system involving over 5,000 animals, no side effects have been observed.

o Long-term expression. Transkaryotic Therapy is designed to produce long-term results with a single treatment. In preclinical animal studies, the Company has produced target proteins at therapeutic levels for the lifetime of the animals, suggesting the possibility of long-term effectiveness in humans.

o Controllability. Transkaryotic Therapy is designed to deliver therapeutic proteins at levels which meet a patient's specific needs. The Company believes that its gene therapy system will allow the physiologic and pharmacologic regulation of expression. Further, the Company believes that the treatment afforded by Transkaryotic Therapy will be readily reversible so that therapy can be discontinued if no longer required.

o Flexibility. The Company has focused on genetically-engineering a wide variety of human cell types because, although certain cell types are useful in the gene therapy of particular diseases, no single cell type is appropriate for the gene therapy of all diseases.

o Ease of administration. Transkaryotic Therapy will allow for the administration of its products by a single injection under the patient's skin on an out-patient basis. Furthermore, the potential long-term effectiveness of the treatment could eliminate problems of patient compliance.

o Cost-effectiveness. Transkaryotic Therapy takes advantage of the patient's natural ability to synthesize therapeutic proteins for extended periods. The potential benefits of Transkaryotic Therapy include improved therapeutic outcome, the elimination of frequent painful injections and patient compliance problems, a reduction of side effects due to overdosing and underdosing of conventional proteins and significant reductions in cost. Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals which require frequent administration.

TKT's Gene Therapy Development Programs and Commercialization Strategy

      The Company is focusing its development efforts on gene therapy products for the treatment of chronic diseases with straightforward and well-characterized etiologies. For certain of these diseases, such as Hemophilia A, effectiveness, dose ranges and safety have been clearly established in the context of currently approved and marketed products. For other diseases, preliminary in vitro and animal model data strongly suggest that the long-term delivery of appropriate therapeutic proteins will effectively treat the disease. The Company believes that this initial focus will provide strategic advantages by allowing evaluation of Transkaryotic Therapy based on well understood clinical parameters, thereby facilitating the regulatory approval process. Furthermore, the Company believes that when administered as part of its proprietary gene therapy system, these proteins may provide therapeutic benefits not achievable using conventional methods of delivery.

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

      TKT's approach to the treatment of Hemophilia A is based on the production and delivery of Factor VIII using Transkaryotic Therapy. The Company believes that its Factor VIII gene therapy product has the potential to provide a constant supply of therapeutic levels of the missing protein, effectively eliminating the problem of rapid disappearance of the therapeutic protein. The Company has produced clonal populations of human fibroblasts which have been transfected to express Factor VIII in vitro, demonstrated that the protein is properly processed and achieved protein expression in animals. As described above, the Company expects to commence Phase I clinical trials of its gene therapy approach for the long-term delivery of Factor VIII in 1998.

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

      Long-term Gene Therapy Targets. The Company's long-term gene therapy product development strategy is focused on products for the treatment of commonly occurring diseases, including both juvenile- and adult-onset diabetes, hypercholesterolemia and osteoporosis. These are diseases for which either (i) a proven therapeutic protein exists but effective treatment of the disease requires complex patterns of regulation in the patient (for example, insulin is widely used in the treatment of diabetes but delivery of insulin by conventional methods is imprecise and does not prevent the serious complications of the disease) or (ii) no protein has yet been proven effective in treating the disease (for example, many proteins are thought to have potential in the treatment of hypercholesterolemia, but that has yet to be proven conclusively in patients).

      Manufacturing. One of the critical aspects of any cell-based therapy is the approach to manufacturing. The manufacturing process takes up to six weeks. It is essential to optimize the process to allow for a commercially-viable product, and the Company believes it has accomplished such optimization. To produce early clinical materials, TKT has constructed a pilot manufacturing facility designed to conform to FDA guidelines for Current Good Manufacturing Practice ("cGMP"). For Phase III clinical trials and commercialization, TKT intends to construct a cGMP-certified facility.

      The Company intends to manufacture its gene therapy products in central manufacturing facilities. Initially, the Company plans to construct a central facility to serve the U.S. As the Company's product pipeline matures, the Company believes that demand will increase, possibly requiring the Company to construct an additional manufacturing facility in the U.S. Other gene therapy companies have adopted a strategy based on locating a cell processing facility in every large city (or potentially large hospital). TKT believes that the requirements for strict quality control and the benefits of economy of scale are better achieved using the central manufacturing strategy.

Niche Protein(TM) Product Development Platform

      It is well established that certain genetic diseases are caused by the deficiency of a single, well-defined protein. Therefore, the most direct approach to treatment is to manufacture the missing protein and administer it to the patient. TKT's Niche Protein development is focused on developing protein replacement products to treat patients suffering from rare genetic diseases characterized by protein deficiencies such as Fabry disease, Gaucher disease, Hurler disease, phenylketonuria, Pompe disease, and Tay-Sachs disease.

      Due to mutations in certain genes, individuals with these rare genetic diseases are born lacking the ability to produce sufficient amounts of a specific protein, resulting in symptoms which can be debilitating and, ultimately, life threatening. Unfortunately, no effective treatment currently exists for most of these rare diseases. The Company plans to develop and commercialize products for a number of these diseases, with the goal of reducing symptoms and potentially reversing progression of the disease.

TKT's Niche Protein(TM) Development Programs and Commercialization Strategy

      The Company's product development strategy for its Niche Protein platform is to leverage the Company's core competencies in gene expression, cell culture, and protein characterization to create protein replacement products to treat rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defects in many of the diseases which the Company intends to address with its Niche Protein platform are understood in depth, product development pathways have the potential to be straightforward.

      The Company believes that it will be able to arrange for proteins for its Niche Protein program to be manufactured by pharmaceutical companies under the terms of contract manufacturing agreements, thereby limiting the Company's fixed cost investment in a commercial scale manufacturing facility. In addition, the Company believes that it will be able effectively to serve Niche Protein markets with a small, focused sales force, thereby limiting the Company's investment in sales and marketing infrastructure. Thus, TKT views its Niche Protein program as a near term opportunity to move into a series of markets with a cost-effective, low-risk approach and thereby build a commercialization capability. TKT expects to develop and commercialize these products in the U.S. and Europe and obtain collaborative partners for Japan.

      Fabry disease. TKT's first target in the Niche Protein program is Fabry disease. Fabry disease is an X-linked lysosomal storage disease caused by the deficiency of [alpha]-gal. The disorder is characterized by the accumulation of lipids in lysosomes of vascular endothelial and smooth muscle cells and in a variety of other tissues. Patients with classic Fabry disease of early onset, generally in adolescence, show diverse clinical manifestations including severe pain and cardiovascular and renal complications. It is estimated that there are several thousand Fabry disease patients in the developed world. Current treatment of the disease is limited to the reduction of symptoms. Clinical trials of enzyme replacement therapy in the late 1970's have been reported using infusions of [alpha]-gal purified from placenta, spleen or plasma. The intravenous injection of the enzyme resulted in the transient reduction in the plasma levels of the deleterious lipid.

      The Company believes that enzyme replacement therapy could result in an elimination of pain symptoms, the medium- and long-term cardiovascular and renal complications and in an increased life expectancy and improved quality of life. In 1997, the Company, in collaboration with the National Institutes of Health under a collaborative research and development agreement ("CRADA"), conducted a Phase I clinical trial designed to characterize the safety and pharmacokinetic profile of [alpha]-gal. Ten patients with Fabry disease were treated with a single dose of highly purified [alpha]-gal manufactured at TKT, with two patients treated at each of five escalating dose levels. Plasma half-life and [alpha]-gal enzyme activity were examined before and after treatment, along with a series of clinical and laboratory safety assessments. Nine out of ten patients showed a reduction of the toxic lipid that causes Fabry disease, with the reduction observed in both liver and kidney. The treatment was well-tolerated, and no clinically significant side-effects were observed. The half-life of the enzyme appears to support dosing at intervals of one week or longer.

      The Company has entered into a contract manufacturing agreement with a major pharmaceutical company to produce [alpha]-gal. The Company plans to initiate Phase II trials of its [alpha]-gal product in mid-1998.

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

      Over the past decade, there has been a dramatic increase in the number of approaches to gene therapy under development in both academic and industrial laboratories. A large number of patent applications have been filed in the U.S. and worldwide relating to this work, and a number of gene therapy patents have issued to date. The Company requested, and the U.S. Patent and Trademark Office (the "PTO") declared in January 1996, an interference regarding an issued patent with broad claims to ex vivo gene therapy. The participants in the interference are TKT, Genetic Therapy, Inc. (a wholly-owned subsidiary of Novartis AG), Syntex (U.S.A.) (a wholly-owned subsidiary of Roche Holdings, Inc.), and Somatix Therapy Corporation ("Somatix"). Somatix subsequently merged into Cell Genesys, Inc. With the possible exception of the patent involved in the interference, the Company believes its Transkaryotic Therapy technology does not infringe on patents issued to date.

      The PTO proceeding will determine the patentability of the subject matter of the interference and which of the parties first developed this subject matter. The process to resolve the interference can take many years. The outcome of interferences can be quite variable: for example, none of the four parties may receive the desired claims, one party may prevail, or a settlement involving two or more of the parties may be reached. There can be no assurance that TKT will prevail in this interference or that, even if it does prevail, the Company can meaningfully protect its proprietary position.

      In the event TKT does not prevail, a January 1997 Federal Trade Commission ("FTC") decision may then be relevant. The FTC entered a consent order to resolve anticompetitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into Novartis AG. As part of the consent order, the constituent entities of Novartis will be required to provide all gene therapy researchers and developers with non-exclusive licenses to the patent upon which Novartis is involved in the interference. The Company has entered into an agreement with Somatix under which the Company's ability to market its non-viral gene therapy products will not be affected should Somatix win the interference.

      At December 31, 1997, the Company had two issued U.S. patents and 27 pending patent applications in the U.S. to protect its proprietary methods and processes. It has also filed corresponding foreign patent applications for certain of these U.S. patent applications. The issued U.S. patents and patent applications relate to the Gene Activation platform in general, DNA sequences required for Gene Activation, vectors required for Gene Activation, cells modified by Gene Activation, proteins produced by Gene Activation, corresponding Gene Activation methods, the Transkaryotic Therapy platform in general, the Niche Protein Platform in general, methods of propagating and transfecting cells, methods for obtaining expression of therapeutic proteins and homologous recombination in cells, and cells modified by the preceding methods.

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

      As a general matter, patent positions in the fields of biotechnology and biopharmacology are highly uncertain and involve complex legal, scientific and factual matters. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Consequently, although TKT plans to prosecute aggressively its applications and defend its patents against third parties, there can be no assurance that any of the Company's patent applications relating to the technology used by the Company will result in the issuance of patents or that, if issued, such patents or the Company's existing patents will not be challenged, invalidated or circumvented or will afford the Company protection against competitors with similar technology. Any litigation or interference proceedings regarding patent or other proprietary rights may result in substantial cost to the Company, regardless of outcome, and, further, may adversely affect TKT's ability to develop, manufacture and market its products and to form strategic alliances.

      The Company's technologies and potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's technologies and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin commercialization of a product or use of a technology. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use such technology or to manufacture or market such product or could be required to cease using such product or technology. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available or would be made available on acceptable terms. The Company believes that there may be significant litigation regarding patent and other intellectual property rights in the fields of all three of its product platforms.

      In April 1997, Amgen Inc. ("Amgen") filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI relating to GA-EPO and the processes for producing GA-EPO. See "Item 3 - Legal Proceedings."

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

      Licensing. The Company has entered into several licensing agreements under which it has acquired certain worldwide rights to use proprietary genes and related technology in its non-viral gene therapy products. In particular, the Company has a nonexclusive license for certain non-viral gene therapy applications from GI with respect to GI's patented Factor VIII genes and a nonexclusive sublicense for non-viral gene therapy applications from British Technology Group plc ("BTG") with respect to BTG's patented Factor IX gene. TKT's rights under these gene licenses and sublicenses are for the term of the last to expire patent included in the licensed patent rights, subject to earlier termination in the event of the Company's failure to meet certain specified milestones. Although the Company is not currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should such a default occur and any of these licenses or sublicenses be terminated in the future, the Company could lose the right to continue to develop one or more of its potential products, which loss could have a material adverse effect upon the Company's business.

Competition

      The Company believes that the primary competitive factors relating to the products that it is developing include safety, efficacy, reliability, distribution channels and price, and disease management services. In addition, the length of time required for products to be developed and to obtain regulatory and in some cases, reimbursement approval are important competitive factors. The biotechnology industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so.

      Many of the Company's competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. Smaller companies may obtain access to such skills and resources through collaborative arrangements with pharmaceutical companies or academic institutions.

      There can be no assurance that TKT will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than existing established treatments or new approaches and products developed and marketed by competitors. The development by others of alternative or superior treatment methods could render the Company's products obsolete or noncompetitive with respect to some or all of the competitive factors described above. In addition, treatment methods not clearly superior to the Company's could achieve greater market penetration through competitors' superior sales, marketing or distribution capabilities.

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

      Gene Activation. At present, the Company considers its primary competition with respect to its Gene Activation technology to be companies involved in the current production of therapeutic proteins. These companies have obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as an effective entry barrier in the $13 billion (1996 worldwide revenues) protein therapeutics market. Several pharmaceutical and biotechnology companies have an established presence in the field of therapeutic protein production. For example, erythropoietin is marketed by Johnson & Johnson ("J&J") and Amgen in the U.S.; by Boehringer Mannheim GmbH and J&J in Europe; and by Sankyo Company Ltd. and Chugai Pharmaceutical Co., Ltd. in Japan.

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

      Niche Proteins(TM). For many of the disease targets of the Company's Niche Protein program, there is currently no cure or effective treatment. Treatments are generally focused on the management of the disease's clinical symptoms, particularly pain. In general, the Company believes that these diseases may represent markets too small to attract the resources of larger pharmaceutical companies, but provide attractive commercial opportunities to smaller companies, such as TKT. The Company believes its major competition with respect to Fabry disease to be Genzyme Corporation.

      The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than

200,000 persons in the United States at the time of application for Orphan Drug designation would be likely to receive the treatment. The Company believes that many of the potential products in its Niche Protein program will qualify as Orphan Drugs and intends to pursue Orphan Drug designations, where appropriate. A drug that receives Orphan Drug designation by the FDA and is the first product to receive FDA marketing approval for its stated product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim.

      There can be no assurance, however, that other companies will not seek an Orphan Drug designation and obtain FDA marketing approval for a product competitive with a Niche Protein product before the Company obtains such approval. If another company obtains Orphan Drug marketing approval and receives seven-year marketing exclusivity, it is possible that the Company would not be permitted by the FDA to market a similar product in the United States during the exclusivity period.

Government Regulation

      All of the Company's products will require regulatory approval by U.S. and foreign government agencies prior to commercialization in such countries. In particular, protein therapeutics are subject to rigorous preclinical and clinical testing, and other pre-market approval procedures administered by the FDA and similar authorities in foreign countries. In addition, gene therapy is a new technology, and regulatory approvals may be obtained more slowly than for products produced using conventional technologies. In the U.S., various federal and in some cases, state and local statutes and regulations also govern or influence the manufacturing, labeling, storage, record keeping and marketing of such products.

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

      The activities required before a new pharmaceutical agent may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation and animal studies to assess the potential safety and efficacy of the product. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and cleared by the FDA before proposed clinical testing can begin. Clinical trials are conducted in accordance with specific federal regulations (known as Good Clinical Practices). The clinical protocols detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each clinical protocol must be submitted to the FDA as part of an IND. Further, each clinical study must be conducted under the auspices of an independent IRB at the institution at which the study will be conducted. Each IRB will consider, among other things, ethical factors, the safety of human subjects, and informed consent.

      Clinical trials are typically conducted in three sequential phases. In Phase I, clinical trials typically include a small number of subjects (often healthy volunteers) to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with larger groups of patients afflicted with a specific disease in order to further test safety and determine optimal dose amounts, dose schedules, and routes of drug administration. In Phase III, larger-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for a valid statistical test of efficacy and safety required by the FDA and others. In the case of products for life-threatening disease, the initial human testing may be done in patients rather than healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as Phase I/II trials. Although some of the Company's products are being considered for patients with life-threatening diseases, there can be no assurance that the FDA will allow Phase I/II studies, or that if Phase I/II studies are permitted, that this study design would shorten the development time for any of the Company's products. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients, or if the design of the trial is insufficient to meet its stated objective.

      After completion of clinical trials of a new product, FDA marketing approval must be obtained. License applications submitted to the FDA have historically taken two to five years to receive approval. The Company expects that its products will be regulated as biologics. Traditionally, both a Product License Application and an Establishment License Application have been required prior to commercial marketing. The FDA will be proposing regulations to implement the new Biologics License Application ("BLA") provision in the Food and Drug Administration Modernization Act of 1997 (the "Act"), which allows for a single license application. The Act sets as a goal for the FDA, but does not require the review and action on a complete license application within 12 months. In addition, if the FDA determines that a product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life threatening disease, the FDA may designate the product for priority review, in which case the FDA's goal is to review and act on the complete license application within six months of the submission date. To the extent one of the Company's products might fall within the existing or future BLA regulations for certain enumerated biotechnology products, these regulations may provide guidance regarding FDA expectations. If the FDA determines that an application is incomplete, or that important issues are unanswered by the data in the application, approval times could be delayed significantly. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the license application does not satisfy its criteria for approval.

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

      The Company believes that many of its Gene Activation products are likely to be reviewed within the FDA by CBER. CBER currently has no "bioequivalence" pathway for the rapid approval of closely- related biologics. The Company believes that its Gene Activated products will be treated as new biologic entities and require a complete regulatory and clinical program. However, these programs may have the advantage of focusing on Gene Activated products with conventional, previously approved, counterparts that are well-known to regulatory authorities around the world (in contrast to a typical new biologic, which has no related history concerning its safety and efficacy in humans).

      In April 1996, the FDA issued a document entitled "FDA Guidance Concerning Demonstration of Comparability of Human Biological Products, Including Therapeutic Biotechnology-derived Products." This document describes situations in which a manufacturer can make manufacturing changes and establish the comparability of the product using physical, chemical, bioassay, preclinical animal and/or pharmacological methods, without the need for additional clinical trials.

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

Employees

      As of December 31, 1997, the Company had 149 full-time employees, including 124 in research and development. The Company's employees are not covered by any collective bargaining agreement.
TKT considers relations with its employees to be good.

Trademarks

      TRANSKARYOTIC THERAPIES(TM), TKT(TM), TRANSKARYOTIC THERAPY(TM), NICHE PROTEIN(TM), GA-EPO(TM), GENE ACTIVATED(TM), and GA-(TM) are trademarks of the Company.

ITEM 2.     PROPERTIES

      The Company leases a total of approximately 66,000 square feet of laboratory and office space in buildings located in Cambridge, Massachusetts. These facilities include pilot facilities for gene therapy and protein product manufacturing.

      The Company's current facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet its facilities requirements through development of a new facility or conversion of an existing building. The Company expects to seek financing for all or a significant portion of the cost of any new facility.

ITEM 3.     LEGAL PROCEEDINGS

      In April 1997, Amgen filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI, the Company's collaborative partner. The complaint in the action alleges that the Company's Gene Activation development program for the production of GA-EPO and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages.

      In November 1997, TKT and HMRI filed a Motion for Summary Judgment on the ground that all of TKT's and HMRI's activities to date have been reasonably related to the development and submission of data to the FDA, and, under the Waxman-Hatch Act, cannot constitute acts of patent infringement. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI have opposed that motion, stating that there has been no infringement. Oral arguments were heard in January 1998.

      The Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of the litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

      There can be no assurance that the Company will not in the future become subject, in the United States or any other country, to additional patent infringement claims, interferences and other litigation involving patents, or any patents that may issue on any pending patent applications, including Amgen patent applications.

      The Company is currently involved in a patent interference proceeding before the PTO involving a patent and several patent applications in the gene therapy field. See "Item 1 - Business -- Patents, Proprietary Rights and Licenses."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICES OF THE REGISTRANT

      The current executive officers of the Company are as follows:

Name                             Age   Position held with the Company
----                             ---   ------------------------------

Richard F Selden, M.D., Ph.D.    39    President, Chief Executive Officer
Douglas A. Treco, Ph.D.          40    Senior Vice President, Research and Development
Christoph M. Adams, Ph.D.        41    Vice President, Business Development
Daniel E. Geffken                41    Vice President, Finance, Chief Financial Officer and
                                       Secretary
Kurt C. Gunter, M.D.             43    Vice President, Clinical and Regulatory Affairs

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

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

      (a) The Company's Common Stock commenced trading on October 17, 1996 on the Nasdaq National Market under the symbol "TKTX." As of March 6, 1998, there were 183 holders of record of the Company's Common Stock.

      The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                                            High       Low
                                                        ----------- ----------
1997
Quarter Ended:
      December 31.......................................   $  43 1/4  $ 27
      September 30......................................      44 3/4    27 3/4
      June 30...........................................      32 1/4    12 3/4
      March 31..........................................      25 3/4    17

1996
Quarter Ended:
      December 31 (beginning October 17, 1996)..........      20 1/2    13 1/2

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipated paying any cash dividends on its Common Stock in the foreseeable future.

      (b) The following information is provided pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Company's first registration statement filed pursuant to the Securities Act, and updates the information previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997:

            Effective date of the
              Registration Statement:     October 16, 1996

            Securities and Exchange
              Commission file number:     333-10845

            Use of Proceeds:

              Working Capital             $34,110,581

            Note: The information reported in this Item 5(b) assumes that the proceeds of the offering have been applied to the Company's working capital requirements since the date of the offering, before the use of any other source of cash.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data of the Company for the five years ended December 31, 1997 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                                         Year ended December 31,

(in thousands, except per share amounts)                   1997        1996        1995       1994        1993

            STATEMENT OF OPERATIONS DATA

License and research revenues                          $  5,788    $  4,225    $ 15,400   $ 10,000    $     --

Research and development expenses                        18,111      14,019      10,529      9,126       6,253

Net income (loss)                                       (12,871)    (11,972)      2,074     (3,422)     (9,083)

Basic net income (loss) per share (pro forma in 1996
and 1995)                                                 (0.74)      (0.98)       0.19

Shares used to compute basic net income (loss) per
share (pro forma in 1996 and 1995)                       17,394      12,262      10,862

                                                        December 31,

(in thousands)                       1997       1996       1995       1994       1993

         BALANCE SHEET DATA

Cash and marketable securities   $129,554   $ 86,255   $ 34,485   $  7,579   $  6,753

Total assets                      134,948     90,998     39,218     13,472     11,409

Redeemable preferred stock             --         --      4,440      4,230      4,020

Total stockholders' equity        131,749     89,644     33,541      7,073      5,724

      The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share in the Consolidated Statements of Operations. The per share amounts presented above and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are based on the basic weighted average shares outstanding unless specifically identified as diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since its inception in 1988, Transkaryotic Therapies, Inc. (the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three product development platforms: Gene Activation, gene therapy and Niche Proteins. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 1999. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 1997, the Company's accumulated deficit was $49,987,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity and debt offerings and/or collaborative research and development arrangements with corporate sponsors to finance its operations.

      Results of operations may vary significantly from period to period depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative research agreements.

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Results of Operations

Years Ended December 31, 1997, 1996 and 1995

      License and research revenues totaled $5,788,000, $4,225,000 and $15,400,000 for the years ended December 31, 1997, 1996 and 1995, respectively. All revenues were earned from two collaborative agreements with HMRI. Included in revenues in 1995 was an up front licensing fee payment of $10,000,000, relating to the signing of an agreement for the development of a product based on the Company's Gene Activation technology.

      Research and development expenses totaled $18,111,000 in 1997, as compared to $14,019,000 in 1996 and $10,529,000 in 1995. The increase in 1997 of
$4,092,000, or 29%, was principally due to increases in outside contracts and collaborations, research and development staffing and laboratory supplies in each of the Company's product development platforms. During 1998, these programs are expected to increase significantly as product development activities are initiated or expanded. The increase in 1996 of $3,490,000, or 33%, was principally due to an increase in research and development staffing, increases in laboratory supplies and an expansion of laboratory facilities and expenses related thereto in each of the Company's product development platforms.

      General and administrative expenses were $6,279,000 for the year ended December 31, 1997, compared with $4,729,000 and $3,828,000 in 1996 and 1995, respectively. The increases in 1997 and 1996 of $1,550,000, or 33%, and $901,000, or 24%, respectively, were principally due to increases in administrative employee costs and expenses associated with being a publicly-held company.

      Net interest income was $5,731,000, $2,551,000 and $1,116,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The average cash and marketable securities balances were $102,161,000, $48,673,000 and $20,294,000 in 1997, 1996 and 1995, respectively. Increased interest income was primarily attributable to higher average balances in the respective years as a result of the Company's initial public offering in October 1996 and follow-on offering in July 1997.

      The Company had a net loss of $12,871,000 and $11,972,000 in 1997 and 1996, respectively, and net income of $2,074,000 in 1995. Net income in 1995 was principally due to the initial licensing fee of $10,000,000 paid by HMRI to the Company.

Liquidity and Sources of Capital

      Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, revenues from collaborative agreements and interest income.

      The Company had unrestricted cash, cash equivalents and marketable securities totaling $129,554,000 at December 31, 1997. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

      In July 1997, the Company completed a direct placement of 1,700,000 shares of common stock, resulting in net proceeds to the Company of $52,900,000.

      The Company's current facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet its facilities requirements through development of a new facility or conversion of an existing building. The Company expects to seek financing for all or a significant portion of the cost of any new facility.

      In May 1994, the Company and HMRI entered into an agreement to commercialize the Company's GA-EPO product. Under the terms of the agreement, HMRI is obligated to pay the Company a total of $58,000,000 upon completion of all milestones and objectives set forth in the agreement. As of December 31, 1997, the Company had received $24,000,000. The remaining $34,000,000 in payments are contingent upon HMRI's achievement of certain GA-EPO clinical development milestones. HMRI is responsible for the worldwide development, manufacturing and marketing of GA-EPO, and the Company is entitled to receive a royalty based on net sales.

      In March 1995, the Company entered into a second agreement with HMRI to commercialize a second, undisclosed Gene Activation product. Pursuant to the agreement, the Company also granted HMRI an option to commercialize certain aspects of the Company's gene therapy technologies applicable to this protein. Under the terms of the agreement, HMRI is obligated to pay the Company a total of $67,000,000 upon completion of all milestones and objectives set forth in the agreement. At December 31, 1997, the Company had received $29,900,000. The remaining $37,100,000 to be paid to the Company by HMRI consists primarily of milestone payments contingent upon the development of the product resulting from the licensed technology. HMRI is responsible for the worldwide development, manufacturing and marketing of this product, and the Company is entitled to receive a royalty based on net sales.

      At December 31, 1997, the Company had net operating loss carryforwards of approximately $43,000,000, which expire at various times through 2012. The Company believes that as of December 31, 1997, it is more likely than not that all of the deferred tax assets will not be realized and, therefore, no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

      Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources, interest income and proceeds from equity and debt offerings and funding from collaborative arrangements will be required to fund operations.

      The Company expects to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease arrangements related to facilities and capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

      The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2001. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

      The Company is engaged in litigation with Amgen with respect to the development of GA-EPO. See Note 10 to Notes to Consolidated Financial Statements, which is incorporated by reference herein.

      The Company has conducted an assessment of its software and related systems and believes that it is year 2000 compliant.

Forward Looking Statements

      Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activation, gene therapy, or Niche Protein product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications, and other risks set forth below, under the caption "Certain Factors That May Affect Future Results."

Certain Factors That May Affect Future Results

      The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 1997 and presented elsewhere by management from time to time.

      Patent Litigation. The biotechnology industry has been characterized by significant litigation and interference proceedings regarding patents, patent applications and other intellectual property rights, and many companies in the biotechnology industry have attempted to employ intellectual property litigation to gain or preserve a competitive advantage. For example, there has been substantial intellectual property litigation between suppliers of erythropoietin throughout the world.

      In April 1997, Amgen filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI, the Company's collaborative partner. The complaint in the action alleges that the Company's Gene Activation development program for the production of GA-EPO and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages.

      In November 1997, TKT and HMRI filed a Motion for Summary Judgment on the ground that all of TKT and HMRI's activities to date have been reasonably related to the development and submission of data to the FDA, and, under the Waxman-Hatch Act, cannot constitute acts of patent infringement. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI have opposed that motion, stating that there has been no infringement. Oral arguments were heard in January 1998.

      The Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of the litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not in the future become subject, in the United States or any other country, to additional patent infringement claims, interferences and other litigation involving patents, or any patents that may issue on any pending patent applications, including Amgen patent applications.

      The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming. Litigation and interference proceedings could result in substantial expense to the Company or its corporate partner and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although a number of patent and intellectual property disputes in the biotechnology area have been settled through licensing or similar arrangements, costs associated with any such arrangement may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company or its corporate partner or would be available on acceptable terms. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company or its corporate partner from manufacturing and selling some or all of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      With respect to gene therapy technology, the Company requested, and the PTO declared in January 1996, an interference regarding a third party's issued patent with broad claims to ex vivo gene therapy. The participants in the interference are TKT, Genetic Therapy, Inc. (a wholly-owned subsidiary of Novartis AG), Syntex (U.S.A.) (a wholly-owned subsidiary of Roche Holdings, Inc.), and Somatix. Somatix subsequently merged into Cell Genesys, Inc. With the possible exception of the patent involved in the interference, the Company believes its Transkaryotic Therapy technology does not infringe on patents issued to date. The PTO proceeding will determine the patentability of the subject matter of the interference and which of the parties first developed this subject matter. The process to resolve the interference can take many years. The outcome of interferences can be quite variable: for example, none of the four parties may receive the desired claims, one party may prevail, or a settlement involving two or more of the parties may be reached. There can be no assurance that TKT will prevail in this interference or that, even if it does prevail, that the Company can meaningfully protect its proprietary position. In the event TKT does not prevail in the interference, a January 1997 FTC decision may then be relevant. The FTC entered a consent order to resolve anticompetitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into the newly formed Novartis AG. As part of the consent order, the constituent entities of Novartis will be required to provide all gene therapy researchers and developers with non-exclusive licenses to the patent upon which Novartis is involved in the interference. The Company has entered into an agreement with Somatix under which the Company's ability to market its non-viral gene therapy products will not be affected should Somatix win the interference.

      Should any of its competitors have filed additional patent applications in the U.S. that claim technology also invented by the Company, the Company may have to participate in additional interference proceedings declared by the PTO, all of which could result in substantial cost to the Company to determine its rights or potential loss of rights.

      Patents and Proprietary Rights. The Company's success may depend in large part on its ability to obtain patent protection for its processes and potential products in the U.S. and other countries and to obtain the right to use in its potential products genes or other technology that have been or may be patented by others. At December 31, 1997, the Company had two issued U.S. patents and 27 pending patent applications in the U.S. to protect its proprietary methods and processes; it has also filed foreign patent applications corresponding to certain of these U.S. patent applications. In addition, the Company has entered into several agreements to license proprietary rights from other parties. However, the patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued or that, if issued, the patents will not be challenged, invalidated or circumvented or will afford protection against competitors with similar technology.

      Many biotechnology and pharmaceutical companies, universities and research institutions, including competitors with substantial resources, have filed patent applications and have been issued patents potentially relating to the Company's technologies. In addition, certain competitors have filed patent applications and have been issued patents relating to certain methods of producing therapeutic proteins that the Company anticipates producing using its Gene Activation technology. The Company's technologies and potential products may be found to conflict or be alleged to conflict with patents which have been or may be granted to competitors, universities or others. There are a substantial number of biotechnology patent applications under review at the PTO. Because patent applications in the U.S. are maintained in secrecy until patents issue, the Company cannot be certain that others have not filed or maintained patent applications for technology used by the Company or covered by the Company's pending patent applications or that the Company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compositions of matter or processes that block or compete with those of the Company. Furthermore, as is the case with any pending patent application, competitors may attempt to amend existing applications to claim rights to compositions of matter or processes that may block the Company. No assurance can be given that the Company's products or processes do not infringe patents that may issue under pending patent applications.

      Although the Company has licensed proprietary rights to certain genes (for example, for Factor VIII and Factor IX) to be used in its gene therapy products, the Company presently has no proprietary rights to certain other genes that it may later seek to use in its products and which may be the subject of issued third party patents or pending patent applications. As a result, the Company may be required to obtain licenses under third party patents in order to market certain of its products. If such licenses are not made available to the Company on acceptable terms, the Company will not be able to market such products. In addition, under the Company's license and sublicense agreements, the licensors and sublicensors may terminate these agreements upon the Company's failure to meet certain specified milestones. Any such termination of an existing license or sublicense by any such licensor or sublicensor, or any inability by the Company to obtain any required license, could have a material adverse effect on the Company's business.

      The Company also relies upon unpatented proprietary technology, processes and know-how, which the Company protects in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

      Early Stage of Development; Commercial Uncertainty. TKT is at an early stage of development. All of the Company's potential products are in research, preclinical development or clinical development. No revenues have been generated from product sales, and no such revenues are expected until 1999 at the earliest.

      The Gene Activation products currently under development by the Company will require significant additional development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that any Gene Activation products will ultimately be developed by the Company and its corporate partners, or that, even if developed, these products will receive regulatory approval. If approved, these products may compete with established products of proven safety and efficacy, the manufacturers of which can be expected to employ intellectual property challenges to commercialization of these products. There can be no assurance that the Company's Gene Activation products, if any, will be able to be commercialized or, if commercialized, that they will be accepted by medical centers, hospitals, physicians or patients in lieu of existing treatments. Accordingly, there can be no assurance that these products can be successfully manufactured and marketed at prices that would permit the Company and its corporate partners to operate profitably.

      The Company's potential gene therapy products may be even further from commercial introduction. Due to the early stage of development of the Company's potential gene therapy products and the extensive research, development, preclinical and clinical testing, and regulatory review process required before marketing approval can be obtained, the Company cannot predict with certainty when it will be able to commercialize any of its potential gene therapy products, if at all.

      All of TKT's potential Niche Protein products are in research, preclinical development or clinical development. No revenues have been generated from product sales, and the Company believes no such revenues will be realized until at least 1999. Extensive research, development, preclinical and clinical testing and the regulatory review process will be required before marketing approval can be obtained. The Company cannot predict with certainty when it will be able to commercialize any of its potential Niche Protein products, if at all.

      Technological Uncertainty. Each of the Company's three product platforms involves new and rapidly evolving technologies. All of the Company's potential products are in pre-clinical or clinical stages of development and will require substantial additional development efforts and regulatory approvals prior to market introduction.

      The Company's Gene Activation and Niche Protein products are either in clinical development or have not yet been tested in humans. While certain of the Company's potential gene therapy products are in or about to enter clinical development, the Company believes that its product candidates in this area are even further from commercial introduction. Existing preclinical and clinical data on the safety and efficacy of the Company's potential products are limited.

      For any given indication, the Company's potential products may not be efficacious or may prove to have undesirable and unintended side effects, toxicities or other characteristics that may prevent or limit commercial use. There can be no assurance that any of the Company's products will obtain approval from the FDA or equivalent foreign regulatory authorities for any indication.

      Uncertainty Associated with Clinical Trials. The Company's potential products are in various stages of research or preclinical or clinical development. Subject to compliance with FDA regulations, TKT and its corporate partners plan to undertake extensive clinical testing in humans to evaluate the safety and efficacy of its products in development.

      The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the anticipated Gene Activation clinical trials may result in program delays, which could have a material adverse effect on TKT. Even if clinical trials are completed, there can be no assurance that the Company or its partners will be able to submit a license application to the FDA or comparable regulatory agencies in foreign countries on the schedule anticipated or that such applications will be reviewed and approved by such regulatory agencies in a timely manner.

      Of the gene therapy products under development at the Company, one (for the treatment of cachexia) is in Phase I clinical trials and a second (for the treatment of Hemophilia A) is the subject of an effective IND, but has not yet entered a Phase I clinical trial. There can be no assurance that the Company will be able to obtain authorization from the FDA for additional human clinical testing for any of its other gene therapy products currently in research or preclinical development.

      There can be no assurance that any authorized clinical testing will be completed successfully within any specified time period, if at all, with respect to any potential product. There also can be no assurance that such testing will show any potential product to be safe or efficacious or that any such product will be approved by the FDA for any indication. Furthermore, the Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to delay or suspend clinical trials.

      Uncertainty of Government Regulatory Requirements; Lengthy Approval Process. The Company's research and development, preclinical testing, clinical trials, facilities and manufacturing and marketing of its products will be subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The regulatory process for new therapeutic products, which includes preclinical and clinical testing of each product to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted license application. Similar delays may also be encountered and substantial resources expended in foreign countries.

      There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any Gene Activation or gene therapy products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed and contain requirements for post-marketing follow-up studies. Because gene therapy is a relatively new technology and products for gene therapy have not been extensively tested in humans, the regulatory requirements governing gene therapy products may be subject to substantial additional review by various regulatory authorities in the U.S. and abroad. These requirements may result in extensive delays in initiating clinical trials of gene therapy products and in the regulatory approval process in general.

      Any of the foregoing effects of government regulation, as well as of comparable foreign regulation, could delay the marketing of the Company's products for a considerable or indefinite period of time, materially increase the cost involved in developing, manufacturing and marketing the Company's products, diminish or eliminate any competitive advantage the Company may enjoy, or otherwise adversely affect the Company's ability to conduct its business. Compliance with applicable government regulations governing each of the Company's potential products will require a significant commitment of time, money and effort by the Company and its corporate partners with no assurances that any approval will ultimately be granted on a timely basis, if at all.

      History of Operating Losses; Future Capital Needs; Uncertainty of Additional Funding. The Company has experienced significant operating losses since its inception in 1988. As of December 31, 1997, the Company had an accumulated deficit of $49,987,000. The Company expects that it will continue to incur substantial losses until at least 1999 and expects cumulative losses to increase until then as the Company's research and development efforts expand. The Company expects that such losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will ever achieve sales or profitability. To date, the Company has not received any revenues from product sales.

      The Company will require substantial funds to conduct research and development (including preclinical and clinical testing) of its potential products and to manufacture and market any products that are approved for commercial sale. Based on its current operating plan, the Company believes that its available cash will be adequate to satisfy its capital needs through 2001. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the scope and results of clinical trials, the timing and receipt of milestone payments, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, competing technological and market developments, the ability of the Company to establish and maintain collaborative arrangements, and the cost of manufacturing and commercialization activities. The Company also will require capital to fund the costs of its additional facilities requirements. The Company intends to seek additional funding through collaborative arrangements and/or through public or private financings. There can be no assurance that additional financing will be available on acceptable terms, if at all.

      Competition. The biotechnology industry is characterized by rapid and significant technological change. There can be no assurance that TKT will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than existing established treatments or new approaches and products developed and marketed by its competitors. The development by others of alternative or superior treatment methods could render the Company's products obsolete or noncompetitive. In addition, treatment methods not clearly superior to the Company's could achieve greater market penetration through competitors' superior sales, marketing or distribution capabilities.

      The Company's products and technologies will be subject to substantial competition from companies engaged in the commercialization of therapeutic proteins and gene therapy as well as from companies which have other forms of treatment for the diseases targeted by the Company. Many of these competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. Smaller companies may obtain access to such skills and resources through collaborative arrangements with pharmaceutical companies or academic institutions.

      The Company is initially focusing its Gene Activation efforts on established products with proven safety and efficacy. The Company anticipates that companies selling such products will compete vigorously against any Gene Activation products offered by the Company or its collaborators. There can be no assurance that the Company's Gene Activation products will be accepted by medical centers, hospitals, physicians or patients in lieu of existing products, or as to the effect of such competition on the market prices of the Company's products.

      The Company's Niche Protein products are targeted at patients suffering from rare genetic diseases. The Company anticipates that the market for such products in some instances may be quite small, and that competition in the form of competitive products could place significant pressure on TKT's ability to successfully commercialize its products.

      The Company's competitive position also depends on its ability to attract and retain qualified personnel, obtain patent protection, secure licenses of necessary genes and technology from third parties, or otherwise develop proprietary products or processes and secure sufficient capital resources for the typically substantial expenditures and period of time prior to commercial sales of each product. There can be no assurance that the Company will be successful in achieving these goals.

      No Manufacturing or Distribution or Marketing Capabilities; Dependence on Third Party Manufacturers. Although the Company has pilot gene therapy and Gene Activation manufacturing facilities, it has only limited manufacturing experience and no commercial scale manufacturing capabilities. The Company will need to develop, contract for or otherwise arrange for such capabilities, for example, through collaborative partners, to commercialize any of its products. If the Company is delayed in establishing suitable manufacturing capabilities, the Company's ability to conduct human clinical testing may be adversely affected, resulting in the delay of submission of potential products for regulatory approval and initiation of new development programs. In addition, there can be no assurance that the Company will be able to manufacture products at a reasonable cost, that the Company will be able to price products competitively or, if priced competitively, that the Company will be able to achieve margins sufficient to allow it to achieve profitability.

      The Company plans to provide its gene therapy products through central manufacturing facilities. The establishment of these facilities will require substantial additional funds and personnel and will require compliance with extensive regulations applicable to such facilities. There can be no assurance that such funds and personnel will be available on acceptable terms, if at all, or that the Company will be able to comply with such regulations at acceptable cost, if at all. In addition, in managing this expansion the Company may encounter unforeseen regulatory, logistical or management problems or incur unexpected operating costs. Failure or delays in establishing these facilities, or the incurrence of unexpected operating costs, could adversely affect the ability of the Company to manufacture and market its gene therapy products.

      To the extent that the Company contracts with third parties for the manufacture of its products, the Company will be dependent on such third parties to comply with the terms of the contracts and to manufacture for the Company on a timely basis and in accordance with applicable regulations. Any failures by third parties to person their contract obligations satisfactorily may delay clinical trial development or the submission of products for regulatory approval, impair the Company's ability to commercialize its products as planned and deliver products on a timely basis or otherwise adversely affect the Company's competitive position.

      The Company has no product sales, marketing or distribution capabilities or experience. In order to market any of its products, the Company must develop sales, marketing and distribution capabilities, either on its own or in conjunction with others. There can be no assurance that the Company will be able to enter into any arrangements for the sale, marketing and distribution of its products, that such arrangements will be successful or that the Company will be able to obtain additional capital and expertise to conduct such activities independently. In addition, if the Company chooses to conduct such activities directly, there can be no assurance that the Company will be able to recruit and maintain a sales force or that a sales force will be able to successfully access the markets for the Company's products.

      Possibility of Orphan Drug Status. The Company believes that many of the potential products in its Niche Protein platform may qualify as Orphan Drugs. TKT intends to pursue this designation aggressively, where appropriate, with respect to its Niche Protein products intended for patient populations in the United States of less than 200,000. A drug that receives Orphan Drug designation by the FDA and is the first product to receive FDA marketing approval for its stated product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular Orphan Drug is not barred from sale in the United States during such seven-year exclusive marketing period. Furthermore, Orphan Drug exclusivity can be terminated for a variety of reasons, including that the manufacturer of an Orphan Drug cannot provide an adequate supply of the product. There can be no assurance that Orphan Drug status will be afforded to any of the Company's potential products, or, if afforded, that such designations will be maintained. In addition, the Company could incur substantial costs in asserting any rights to prevent such uses it may have under the Orphan Drug Act.

      Legislation has in the past been introduced to limit the marketing exclusivity provided for certain Orphan Drugs. Although the outcome of that legislation, if reintroduced, is uncertain, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of Orphan Drugs.

      There can be no assurance that other companies will not seek such designation and obtain FDA marketing approval before the Company obtains such approval. If another company obtains Orphan Drug marketing approval and receives seven-year marketing exclusivity, it is possible that the Company would not be permitted by the FDA to market a similar product in the United States during the exclusivity period.

      Dependence on Key Personnel. The Company's success is highly dependent on the retention of principal members of its scientific and management staff. Furthermore, the Company's future growth will require the hiring of significant numbers of qualified scientific and management personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to the Company's success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain on acceptable terms the qualified personnel necessary for the development of its business.

      Dependence on HMRI and Other Collaborative Partners. The Company has entered into arrangements with HMRI on two of its Gene Activation development programs and with another corporate partner on a gene therapy development program. Each agreement with HMRI is subject to termination without cause on short notice under certain circumstances, and there is no assurance that in the future either partner will not exercise its termination rights. The Company is relying on HMRI to develop, conduct clinical trials, obtain regulatory approval for the sale of, manufacture and market GA-EPO and an undisclosed second protein worldwide. There can be no assurance that HMRI will devote the resources necessary to complete development of and commercialize these two potential products. Should HMRI fail to develop and commercialize these two potential products, the Company's business would be materially adversely affected.

      The Company's strategy for the research, development and commercialization of certain of its potential products includes the possibility that it will enter into various additional arrangements with corporate partners, licensors, licensees and others. There can be no assurance that any further arrangements will be effected in the future. Although the Company believes parties to any existing and future arrangements, if entered into, would have economic and other motivations to perform their contractual responsibilities in full, the amount and timing of resources which they would devote to these activities would not be within the control of the Company. There can be no assurance that such parties would perform their obligations as expected or that any revenue would be derived by the Company from such arrangements.

      Product Liability and Insurance. The Company's business will in the future expose it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Although the Company has clinical trial liability insurance for trials conducted in the U.S., the Company does not currently have any product liability insurance, and there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms, if at all, or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, in addition to exposing the Company to significant liabilities, could prevent or inhibit the commercialization of products developed by the Company.

      Uncertainty of Pharmaceutical Pricing and Reimbursement. The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing and profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Community, even if approval to market the drug is obtained.

      In the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected.

      In addition, in both domestic and foreign markets, sales of the Company's products, if any, will be dependent in part on the availability of reimbursement from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in commercializing products, there can be no assurance that these products will be considered cost effective, that reimbursement will be available, or if available, that the payor's reimbursement policies will be adequate to permit the Company to realize a reasonable return.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

      Report on Independent Auditors

      Balance Sheets as of December 31, 1997 and 1996

      Statements of Operations for the years ended December 31, 1997, 1996 and
        1995

      Statements of Stockholders' Equity for the period January 1, 1995 through
        December 31, 1997

      Statements of Cash Flows for the years ended December 31, 1997, 1996 and
        1995

      Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 1997 and 1996, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/ Ernst & Young LLP
                                                        Ernst & Young LLP

Boston, Massachusetts
February 9, 1998

                          TRANSKARYOTIC THERAPIES, INC.

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)                              December 31,
                                                         ----------------------
                                                            1997        1996
                                                         ---------    ---------
Assets
Current assets:
    Cash and cash equivalents                            $  23,922    $  10,414
    Marketable securities                                  105,632       75,841
    Prepaid expenses and other current assets                  551          818
                                                         ---------    ---------

         Total current assets                              130,105       87,073
Property and equipment, net                                  4,505        3,237
Other assets                                                   338          688
                                                         ---------    ---------

                                                         $ 134,948    $  90,998
                                                         =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                     $   1,656    $     612
    Accrued expenses                                         1,543          652
                                                         ---------    ---------

         Total current liabilities                           3,199        1,264

Other long-term liabilities                                     --           90

Stockholders' equity:
    Preferred stock, $1.00 par value, 10,000 shares
      authorized; no shares issued and outstanding              --           --
    Common stock, $.01 par value; 30,000 shares
      authorized, 18,929 and 16,614 shares issued and
      outstanding at December 31, 1997 and 1996,
      respectively                                             189          166
    Additional paid-in capital                             185,451      131,796
    Accumulated deficit                                    (49,987)     (37,116)
    Deferred compensation                                   (3,940)      (5,218)
    Unrealized gain on marketable securities                    36           16
                                                         ---------    ---------

         Total stockholders' equity                        131,749       89,644
                                                         ---------    ---------

                                                         $ 134,948    $  90,998
                                                         =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share amounts)           Year Ended December 31,
                                              ----------------------------------
                                                1997         1996         1995
                                              --------     --------     --------
License and research revenues
  from Hoechst Marion Roussel, Inc.           $  5,788     $  4,225     $ 15,400
Operating expenses:
    Research and development                    18,111       14,019       10,529

    General and administrative                   6,279        4,729        3,828
                                              --------     --------     --------
                                                24,390       18,748       14,357
                                              --------     --------     --------
Income (loss) from operations                  (18,602)     (14,523)       1,043

Interest income                                  5,731        2,551        1,116
                                              --------     --------     --------
Income (loss) before provision
  for income taxes                             (12,871)     (11,972)       2,159

Provision for income taxes                          --           --           85
                                              --------     --------     --------

Net income (loss)                             $(12,871)    $(11,972)    $  2,074
                                              ========     ========     ========
Net income (loss) per share (pro
  forma in 1996 and 1995):

    Basic                                     $  (0.74)    $  (0.98)    $   0.19
                                              ========     ========     ========
    Diluted                                   $  (0.74)    $  (0.98)    $   0.18
                                              ========     ========     ========
Shares used in computing net  income
    (loss) per share (pro
   forma in 1996 and 1995):

    Basic                                       17,394       12,262       10,862
                                              ========     ========     ========
    Diluted                                     17,394       12,262       11,351
                                              ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred Stock          Common Stock                      Cumulative
(in thousands)                                           -----------------------   ---------------------  Additional   Accretion of
                                                                                                            Paid-in     Preferred
                                                          Shares        Amount      Shares       Amount     Capital     Stock
                                                         ---------    ---------    ---------   ---------   ---------   ------------

Balance at January 1, 1995                                   1,349    $   1,349        5,172   $      52   $  35,734   $  (1,230)
Issuance of convertible preferred stock                      1,595        1,595           --          --      22,524          --
Issuance of common stock, net                                   --           --           26          --          --          --
Deferred compensation related to restricted stock and
      stock options granted                                     --           --           --          --          73          --
Compensation expense related to equity issuances                --           --           --          --          --          --
Redeemable preferred stock dividend accretion                   --           --           --          --          --        (210)
Unrealized gain on marketable securities                        --           --           --          --          --          --
Net income                                                      --           --           --          --          --          --
                                                         ---------    ---------    ---------   ---------   ---------   ---------

Balance at December 31, 1995                                 2,944        2,944        5,198          52      58,331      (1,440)
Issuance of convertible preferred stock                      1,133        1,133           --          --      22,388          --
Issuance of common stock, net                                   --           --        2,831          28      39,032          --
Deferred compensation related to restricted stock and
      stock options granted                                     --           --           --          --       5,054          --
Compensation expense related to equity issuances                --           --           --          --          --          --
Redeemable preferred stock dividend accretion                   --           --           --          --          --        (158)
Conversion of preferred stock into common stock             (4,077)      (4,077)       8,585          86       6,991       1,598
Unrealized loss on marketable securities                        --           --           --          --          --          --
Net loss                                                        --           --           --          --          --          --
                                                         ---------    ---------    ---------   ---------   ---------   ---------

Balance at December 31, 1996                                    --           --       16,614         166     131,796          --
Issuance of common stock, net                                   --           --        2,315          23      53,754          --
Deferred compensation related to stock options granted          --           --           --          --         526          --
Reversal of deferred compensation related to forfeited
      restricted stock and stock options granted, net           --           --           --          --        (625)         --
Compensation expense related to equity issuances                --           --           --          --          --          --
Unrealized gain on marketable securities                        --           --           --          --          --          --
Net loss                                                        --           --           --          --          --          --
                                                         ---------    ---------    ---------   ---------   ---------   ---------

Balance at December 31, 1997                                    --    $      --       18,929   $     189   $ 185,451   $      --
                                                         =========    =========    =========   =========   =========   =========



                                                                                             Unrealized
                                                                                             Gain (Loss)
(in thousands)                                                                                  on            Total
                                                            Accumulated      Deferred        Marketable    Stockholders'
                                                              Deficit      Compensation      Securities       Equity
                                                             ---------    -------------      ---------       ---------

Balance at January 1, 1995                                   $ (27,218)   $  (1,593)         $     (20)      $   7,074
Issuance of convertible preferred stock                             --           --                 --          24,119
Issuance of common stock, net                                       --           --                 --              --
Deferred compensation related to restricted stock and
      stock options granted                                         --          (73)                --              --
Compensation expense related to equity issuances                    --          422                 --             422
Redeemable preferred stock dividend accretion                       --           --                 --            (210)
Unrealized gain on marketable securities                            --           --                 62              62
Net income                                                       2,074           --                 --           2,074
                                                             ---------    ---------          ---------       ---------

Balance at December 31, 1995                                   (25,144)      (1,244)                42          33,541
Issuance of convertible preferred stock                             --           --                 --          23,521
Issuance of common stock, net                                       --           --                 --          39,060
Deferred compensation related to restricted stock and
      stock options granted                                         --       (5,054)                --              --
Compensation expense related to equity issuances                    --        1,080                 --           1,080
Redeemable preferred stock dividend accretion                       --           --                 --            (158)
Conversion of preferred stock into common stock                     --           --                 --           4,598
Unrealized loss on marketable securities                            --           --                (26)            (26)
Net loss                                                       (11,972)          --                 --         (11,972)
                                                             ---------    ---------          ---------       ---------

Balance at December 31, 1996                                   (37,116)      (5,218)                16          89,644
Issuance of common stock, net                                       --           --                 --          53,777
Deferred compensation related to stock options granted              --         (526)                --              --
Reversal of deferred compensation related to forfeited
      restricted stock and stock options granted, net               --          625                 --              --
Compensation expense related to equity issuances                    --        1,179                 --           1,179
Unrealized gain on marketable securities                            --           --                 20              20
Net loss                                                       (12,871)          --                 --         (12,871)
                                                             ---------    ---------          ---------       ---------

Balance at December 31, 1997                                 $ (49,987)   $  (3,940)         $      36       $ 131,749
                                                             =========    =========          =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                        Year Ended December 31,
                                               -----------------------------------
                                                  1997         1996        1995
                                               ---------    ---------    ---------

Operating activities:
Net income (loss)                              $ (12,871)   $ (11,972)   $   2,074
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
      Depreciation and amortization                2,092        1,575        1,488
      Compensation expense related to equity
         issuances                                 1,179        1,080          422
Changes in operating assets and liabilities:
  Decrease (increase) in prepaid
    expenses and other current assets                267         (721)         171
  Increase in accounts payable                     1,044           97          163
  Increase in accrued expenses                       801           21            3
                                               ---------    ---------    ---------
Net cash provided by (used for) operating
activities                                        (7,488)      (9,920)       4,321
                                               ---------    ---------    ---------

Investing activities:
Proceeds from sales of marketable securities     117,669       63,871       41,851
Purchases of marketable securities              (147,440)    (116,793)     (59,762)
Purchase of property and equipment                (2,936)        (779)        (558)
Decrease (increase) in other assets                  (74)         (86)          59
                                               ---------    ---------    ---------
Net cash used in investing activities            (32,781)     (53,787)     (18,410)
                                               ---------    ---------    ---------

Financing activities:
Issuance of common stock, net of expenses         53,777       39,060           --
Issuance of convertible preferred stock               --       23,521       24,119
Repayments of bank debt                               --           --       (1,097)
                                               ---------    ---------    ---------
Net cash provided by financing  activities        53,777       62,581       23,022
                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash
      equivalents                                 13,508       (1,126)       8,933
Cash and cash equivalents at January 1            10,414       11,540        2,607
                                               ---------    ---------    ---------
Cash and cash equivalents at December 31       $  23,922    $  10,414    $  11,540
                                               =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms: Gene Activation, gene therapy and Niche Proteins.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany activity has been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include funds held in investments with original maturities of three months or less. Marketable securities consist of U.S. government and agency obligations. The fair values for marketable securities are based on quoted market prices.

The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments. The Company maintains cash and cash equivalents with high credit-quality financial institutions and limits the amount of credit exposure to any one institution.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease.

Stock-based Compensation

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and will continue to account for its stock options plans in accordance with the provisions of APB 25.

                          TRANSKARYOTIC THERAPIES, INC.

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

Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission ("SEC"), common and common equivalent shares issued by the Company during the twelve month period prior to its initial public offering of common stock in October 1996 had been included in the calculations as if they were outstanding for all periods prior to the offering whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to SFAS No. 128 and eliminated inclusion of such shares in the computation of earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 and SEC requirements.

Net loss per share for 1997 is computed using the weighted average number of common shares outstanding. Pro forma net income (loss) per share for 1996 and 1995 is computed using the weighted average number of common shares, convertible preferred shares assuming conversion at date of issuance, and dilutive equivalent shares from stock options and warrants using the treasury stock method. At December 31, 1995, the difference between basic and fully diluted shares used in the computation of earnings per share is the approximately 490,000 weighted average common equivalent shares resulting from outstanding common stock options and warrants. Historical earnings (loss) per share for 1996 and 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

Accounting Pronouncements

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for all financial statements beginning after December 15, 1997. At that time, the Company will be required to report and display comprehensive income and its components in a full set of general purpose financial statements and to reclassify earlier periods provided for comparative purposes.

Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted on December 31, 1998. At that time, the Company will be required to change the way it reports and discloses certain information about products and services, geographic areas and major customers.

Adoption of these standards are not expected to have a material impact on the Company's financial position or results of operations.

                          TRANSKARYOTIC THERAPIES, INC.

3.    Marketable Securities

The following is a summary of available-for-sale securities:


(in thousands)                        Gross       Gross
                                   Unrealized   Unrealized   Estimated Fair
                         Cost         Gains       Losses         Value
                       --------     --------     --------      --------
December 31, 1997      $124,795     $     64     $    (28)     $124,831
                       ========     ========     ========      ========

December 31, 1996      $ 82,808     $     39     $    (23)     $ 82,824
                       ========     ========     ========      ========

These securities are classified in the accompanying balance sheet as follows:


(in thousands)                           December 31,
                                 ---------------------------
                                   1997               1996
                                 --------           --------
Cash equivalents                 $ 19,199           $  6,983
Marketable securities             105,632             75,841
                                 --------           --------
                                 $124,831           $ 82,824
                                 ========           ========

Maturities of marketable securities held at December 31, 1997 are as follows:

(in thousands)

Less than one year                  $   58,730
One through three years                 66,101
                                    ----------
                                    $  124,831
                                    ==========

4.    Property and Equipment

Property and equipment consists of the following:


(in thousands)                                             December 31,
                                                       -------------------
                                                         1997       1996
                                                       -------     -------
Leasehold improvements                                 $ 6,083     $ 5,072
Laboratory equipment                                     4,056       2,844
Office furniture and equipment                           1,877       1,172
                                                       -------     -------
                                                        12,016       9,088
Less accumulated depreciation and amortization           7,511       5,851
                                                       -------     -------
                                                       $ 4,505     $ 3,237
                                                       =======     =======

Depreciation and amortization expense on property and equipment was $1,668,000, $1,540,000 and $1,463,000 in 1997, 1996 and 1995, respectively.

                          TRANSKARYOTIC THERAPIES, INC.

5.    Accrued Expenses

Accrued expenses consist of the following:


(in thousands)                                December 31,
                                          -------------------
                                            1997        1996
                                          ------       ------
Salaries and benefits                     $  556       $  342
Professional fees                            712          182
Other                                        275          128
                                          ------       ------
                                          $1,543       $  652
                                          ======       ======

6.    Stockholders' Equity

Common Stock

In July 1997, the Company completed a directed public offering of 1,700,000 shares of its common stock resulting in net proceeds to the Company of approximately $52,900,000.

Stock Compensation Plans

The Company has adopted several stock compensation plans which provide for the issuance of incentive and nonqualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 1997, approximately 2,423,000 shares of common stock have been reserved for issuance under the plans. Options vest ratably over periods ranging from three to six years and are exercisable for ten years from the date of grant.

Stock option activity under the plans is as follows:

 (in thousands, except share prices)              1997                     1996                  1995
                                           --------------------   ---------------------  --------------------
                                                      Weighted                 Weighted              Weighted
                                                       Average                  Average               Average
                                                      Exercise                 Exercise              Exercise
                                            Shares      Price      Shares        Price     Shares     Price
                                           --------    --------   --------     --------  --------    --------
Outstanding at January 1                       906     $   0.36        136     $   0.01       163    $   0.01
   Granted                                     247        21.51        793         0.42        14        0.01
   Exercised                                   (77)        2.35         --         0.01        (8)       0.01
   Canceled                                   (100)        0.56        (23)        0.01       (33)       0.01
                                           --------               --------               --------
Outstanding at December 31                     976         5.76        906         0.36       136        0.01
                                           ========    ========   ========     ========  ========    ========
Options exercisable at December 31             137     $   0.67         51     $   0.01        28    $   0.01
                                           ========    ========   ========     ========  ========    ========
Weighted average fair value per share of
   options granted during the year                     $  24.24                $   6.59              $   6.22
                                                       ========                ========              ========

                               TRANSKARYOTIC THERAPIES, INC.

The exercise price and life information in regard to significant option groups outstanding at December 31, 1997 is as follows:

     (in thousands, except share                                                                           Exercisable
               prices)                                                                             ----------------------------
                                                         Weighted
                                                         Average
                              Number of Options          Remaining            Weighted Average     Number of   Weighted Average
Range of Exercise Prices         Outstanding       Contractual Life (Yrs.)     Exercise Price       Options      Exercise Price
------------------------    --------------------   -----------------------    -----------------    ---------   ----------------

          $0.01                    745                    7.93                   $  .01               131            $ 0.01
          15.00                     15                    8.84                    15.00                 5             15.00
      16.75 - 24.25                162                    9.26                    20.78                 1             21.00
      27.13 - 35.00                 21                    9.69                    32.70                --                --
      38.50 - 42.50                 33                    9.90                    38.72                --                --
                            --------------------                                                   ---------
                                   976                                                                137
                            ====================                                                   =========

Pursuant to the requirements of SFAS 123, the following are the pro forma net income (loss) and net income (loss) per share for 1997, 1996 and 1995, as if the compensation cost for the options had been determined based on the fair value at the grant date for grants in 1997, 1996 and 1995, consistent with the provisions of SFAS 123:

(in thousands, except per share                    1997                             1996                           1995
            amounts)                  -----------------------------      --------------------------    ---------------------------
                                       As Reported       Pro Forma       As Reported     Pro Forma      As Reported      Pro Forma
                                      ------------      -----------      -----------    -----------    ------------     ----------
Net income (loss)                     $   (12,871)     $  (13,729)      $  (11,972)    $  (12,783)       $   2,074       $  2,080
Basic net income (loss) per share     $     (.74)      $     (.79)      $    (0.98)    $    (1.04)       $    0.19       $   0.19

The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:

                                  1997                1996            1995
                              -------------       -------------   -------------
      Expected life (years)       2.5-7.5            2.5-7.5         2.5-7.5
      Interest rate                6.5%             5.79-6.30%      5.90-7.85%
      Volatility                   .65                 0.65            N/A
      Forfeiture rate               10%                10.0%          10.0%

The Company's volatility for the period prior to the initial public offering was not used in the calculation of the fair value of the options. The Company has never declared or paid dividends on any of its capital stock and does not expect to in the foreseeable future.

The effects on 1997, 1996 and 1995 pro forma net income (loss) and net income
(loss) per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only three years, two years and one year, respectively, of option grants.

                          TRANSKARYOTIC THERAPIES, INC.

Stock Warrants

In conjunction with various debt and equity financings, the Company issued warrants to purchase shares of common stock at prices ranging from $6.22 to $7.78 per share. The warrants expire at various times through November 1998. At December 31, 1997 and 1996, there were 168,000 and 817,000 warrants outstanding, respectively. The Company has reserved shares of common stock for issuance upon the exercise of these stock warrants.

7.    License and Research Agreements

In May 1994 and March 1995, the Company entered into license and stock purchase agreements with HMRI, whereby HMRI was granted exclusive rights to make, use and sell worldwide two therapeutic products produced under patent rights and technologies owned by the Company. As of December 31, 1997, the Company has received $53,900,000 from the sale of stock, nonrefundable licensing fees, milestone payments related to the successful completion of certain development milestones and contract research fundings. As part of these agreements, HMRI may make additional payments of up to $71,100,000 upon achievement of certain development milestones and pay royalties based on net sales of the two products.

The Company has entered into licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.

8.    Employee Retirement Plan and Other Benefits

The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation (5% prior to July 1997). Employer contributions vest ratably over five years. The related expense was $159,000, $91,000 and $83,000 in 1997, 1996 and 1995, respectively.

9.    Income Taxes

Except for 1995, the Company has incurred operating losses. Since the Company expects that it will continue to incur operating losses, no tax benefit for the prior operating losses or other deferred tax assets has been provided given the uncertainty regarding their utilization.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $43,000,000 and research and development tax credits of $3,007,000, which expire through 2012. During 1995, the Company utilized approximately $1,600,000 of tax benefits from net operating loss carryforwards to offset all but $85,000 of the current year tax provision. The future utilization of these carryforwards is subject to an annual limitation when a cumulative change in stock ownership of more than 50% occurs over a three year period. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

                          TRANSKARYOTIC THERAPIES, INC.

Significant components of the Company's deferred tax assets are as follows:


      (in thousands)                                       December 31,
                                                    -----------------------
                                                      1997         1996
                                                    --------       --------
      Deferred tax assets:
         Net operating loss carryforwards$          $ 18,370         13,800
         Research and development tax credits          3,050          2,635
         Depreciation                                  1,350          1,068
         Other                                           186            186
                                                    --------       --------
      Total deferred tax assets                       22,956         17,689
      Valuation allowance                            (22,956)       (17,689)
                                                    --------       --------
      Net deferred tax assets                       $     --       $     --
                                                    ========       ========

10.   Commitments and Contingencies

In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI. The complaint in the action alleges that GA-EPO and processes for producing GA-EPO infringe Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, TKT and HMRI filed a Motion for Summary Judgment on the ground that all of TKT and HMRI's activities to date have been reasonably related to the development and submission of data to the FDA, and, under the Waxman-Hatch Act, cannot constitute acts of patent infringement. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI have opposed that motion, stating that there has been no infringement.

Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between HMRI and the Company, HMRI has assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for its share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO. The Company and HMRI believe that they have substantial defenses to the allegations in the complaint and expect that their position will be thoroughly vindicated in court.

The Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of the litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

                          TRANSKARYOTIC THERAPIES, INC.

The Company leases its facilities under operating leases which expire through 2002, subject to renewal provisions. Future annual minimum payments under all noncancelable operating leases are as follows:


      Year  ended
      --------------
      (in thousands)
      1998                      $  1,386
      1999                           355
      2000                           133
      2001                           122
      2002                            20
                                --------
                                $  2,016
                                ========

Rent expense was $1,233,000, $1,068,000 and $992,000 in 1997, 1996 and 1995,
respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 19, 1998 (the "Proxy Statement") under the caption "Proposal 1 - Election of Directors" and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information required by this item is contained in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Company's Proxy Statement under the caption "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

      (a)   Documents filed as a part of this Form 10-K:

            1. Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

                  Report on Independent Auditors

                  Balance Sheets as of December 31, 1997 and 1996

                  Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                  Statements of Stockholders' Equity for the period January 1, 1995 through December 31, 1997

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

            2. Financial Statement Schedules. The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

            3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

      (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSKARYOTIC THERAPIES, INC.


                                    By: /s/ Richard F Selden
                                        ---------------------------------
                                            Richard F Selden
                                            President and Chief
                                            Executive Officer

Date:  March 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

      Signature                               Title                                      Date
      ---------                               -----                                      ----

 /s/ Richard F Selden                 President, Chief Executive Officer and         March 30, 1998
-------------------------------       Director (Principal Executive Officer)
Richard F Selden


 /s/ Daniel E. Geffken                Vice President, Finance and Chief              March 30, 1998
-------------------------------       Financial Officer  (Principal Accounting
Daniel E. Geffken                     and Financial Officer)


 /s/ Rodman W. Moorhead, III          Director                                       March 30, 1998
-------------------------------
Rodman W. Moorhead, III


 /s/ William R. Miller                Director                                       March 30, 1998
-------------------------------
William R. Miller


 /s/ James E. Thomas                  Director                                       March 30, 1998
-------------------------------
James E. Thomas


/s/ Peter Wirth                       Director                                       March 30, 1998
-------------------------------
Peter Wirth

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------

3.1               Amended and Restated Certificate of Incorporation of the
                  Registrant (1)

3.2               Amended and Restated By-Laws of the Registrant, as amended

10.1 Stock Purchase Agreement, dated July 1988, by and between Warburg, Pincus Capital Company, L.P. ("Warburg") and the Registrant (2)

10.2 Amended and Restated Registration Rights Agreement, dated November 3, 1993 and amended on May 13, 1994, March 1, 1995, October 26, 1995, July 10, 1996 and August 7, 1996, by and among the Registrant and certain holders of the Registrant's Preferred Stock named therein (2)

10.3 Lease Agreement, dated January 1, 1994, by and between the Trust under the Will of Harry F. Stimpson for office space at 195 Albany Street, Cambridge, Massachusetts (2)

10.4 Sublease Agreement, dated April 7, 1992, by and between the Massachusetts Institute of Technology and the Registrant, for office space located at 185 Albany Street, Cambridge, Massachusetts (2)

10.5              1993 Non-Employee Directors' Stock Option Plan (2) (3)

10.6              1993 Long-Term Incentive Plan (2)

10.7 Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure (2)

10.8              Form of Letter Agreement re: Restricted Stock (2)

10.9              Form of Scientific Advisor Agreement (2)

10.10 Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to Dr. Richard F. Selden, in the original principal amount of $125,000 (2)

10.11 Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to Dr. Douglas A. Treco, in the original principal amount of $125,000 (2)

10.12 Amended and Restated Promissory Note, dated April 21, 1995, issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $15,000 (2)

10.13 Amended and Restated Promissory Note, dated May 5, 1995, issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $20,000 (2)

10.14             Employment Agreement, dated June 19, 1991, by and between Dr.
                  Richard F Selden and the Registrant (2) (3)

10.15             Pledge Agreement, dated May 14, 1991, by and between Dr.
                  Richard F Selden and the Registrant (2)

10.16             Employment Agreement, dated July 26, 1991, by and between Dr.
                  Douglas A. Treco and the Registrant (2) (3)

10.17             Pledge Agreement, dated August 15, 1991, by and between Dr.
                  Douglas A. Treco and the Registrant (2)

10.18 Employment Agreement, dated November 20, 1993, by and between Dr. Christoph M. Adams and the Registrant (2) (3)

10.19             Pledge Agreement, dated April 21, 1995, by and between Dr.
                  Christoph M. Adams and the Registrant (2)

10.20             Agreement, dated September 1, 1991, by and between Mr. William
                  R. Miller and the Registrant (2)

10.21 Agreement, dated July 30, 1993, by and between Warburg and the Registrant (2)

10.22             Common Stock Purchase Warrant (2)

10.23 Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996 (2) (4)

10.24 Amended and Restated License Agreement, dated March 1, 1995, by and between Hoechst Marion Roussel, Inc. ("HMRI") and the Registrant (2) (4)

10.25 License Agreement, dated March 1, 1995, by and between HMRI and the Registrant (2) (4)

10.26 Agreement to Nominate, dated September 23, 1996, by and between Warburg and the Registrant (2) (4)

10.27 Fifth Amendment to Registration Rights Agreement dated October 1, 1996 by and among the Registrant and certain holders of the Registrant's Preferred Stock named therein (2)

10.28             Employment Agreement dated July 1, 1996 by and between Kurt C.
                  Gunter and the Registrant (3) (5)

10.29 Consulting Agreement dated November 1, 1996 by and between Peter Wirth and the Registrant (3) (5)

10.30 Employment Agreement dated February 20, 1997 by and between Daniel E. Geffken and the Registrant (6)

10.31 Form of Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant's directed public offering in August 1997 and the Registrant (6)

21.1              Subsidiaries of the Registrant

23.1              Consent of Ernst & Young LLP

27.1              Financial Data Schedule for the year ended December 31,
                  1997.

27.2 Restated Financial Data Schedules for the year ended December, 31, 1996, the nine months ended September 30, 1996, the six months ended June 30, 1996 and the year ended December 31, 1995.

-------------------------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-10845) and incorporated herein by reference.

(3) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(4)   Confidential treatment granted as to certain portions.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-31957) and incorporated herein by reference.