Form 10-Q
period 1998-03-31
TRANSKARYOTIC THERAPIES INC
filed 1998-05-14
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

                           Yes   |X|      No    | |


                    At April 30, 1998, there were 19,058,674 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          Transkaryotic Therapies, Inc.


                                      INDEX





                                                                     Page Number

PART  I.    FINANCIAL INFORMATION

Item  1.    Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997                             3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1998 and
            1997                                                             4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998 and 1997               5

            Notes to Condensed Consolidated Financial
            Statements                                                   6 - 8

Item  2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9 - 13

PART  II.   OTHER INFORMATION

Item  1.    Legal  Proceedings                                              14

Item 6.     Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16


Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

(in thousands, except par values)                               March 31,  December 31,
                                                                   1998        1997
                                                                ---------   ---------
Assets
Current assets:
   Cash and cash equivalents                                    $  25,114   $  23,922
   Marketable securities                                           99,801     105,632
   Prepaid expenses and other current assets                          987         551
                                                                ---------   ---------
      Total current assets                                        125,902     130,105
Property and equipment, net                                         4,193       4,505
Other assets                                                          355         338
                                                                ---------   ---------
                                                                $ 130,450   $ 134,948
                                                                =========   =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $     513   $   1,656
   Accrued expenses                                                 1,794       1,543
                                                                ---------   ---------
      Total current liabilities                                     2,307       3,199
Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000 shares authorized:
      no shares issued and outstanding
   Common stock, $.01 par value; 30,000 shares authorized;
      19,026 and 18,929 shares issued and outstanding at
      March 31, 1998 and December 31, 1997, respectively              190         189
   Additional paid-in capital                                     185,968     185,451
   Accumulated deficit                                            (54,490)    (49,987)
   Deferred compensation                                           (3,613)     (3,940)
   Accumulated other comprehensive income                              88          36
                                                                ---------   ---------
      Total stockholders' equity                                  128,143     131,749
                                                                ---------   ---------
                                                                $ 130,450   $ 134,948
                                                                =========   =========

See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



(in thousands, except per share amounts)                  Three Months Ended
                                                        March 31,    March 31,
                                                          1998         1997
                                                        --------       --------
License and research revenues                           $    575       $    300
Operating expenses:
   Research and development                                5,393          3,832
   General and administrative                              1,502          1,402
                                                        --------       --------
                                                           6,895          5,234
                                                        --------       --------
Loss from operations                                      (6,320)        (4,934)
Interest income                                            1,817          1,141
                                                        --------       --------
Net loss                                                ($ 4,503)      ($ 3,793)
                                                        ========       ========
Basic and diluted net loss per share                    ($  0.24)      ($  0.23)
                                                        ========       ========
Shares used to compute basic and diluted
   net loss per share                                     18,962         16,641
                                                        ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



(in thousands)                                            Three Months Ended
                                                        March 31,     March 31,
                                                          1998          1997
                                                        ---------    ---------
Operating activities:
Net loss                                                 $ (4,503)   $ (3,793)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                           557         398
      Compensation expense relating to
       equity issuances                                       291         280
Changes in operating assets and liabilities                (1,328)        301
                                                         --------    --------

Net cash used for operating activities                     (4,983)     (2,814)
                                                         --------    --------

Investing activities:
Proceeds from sales of marketable securities               37,683      11,985
Purchases of marketable securities                        (31,800)    (13,039)
Purchase of property and equipment                           (209)       (331)
Changes in other assets and liabilities                       (53)        (48)
                                                         --------    --------

Net cash provided by (used for) investing activities        5,621      (1,433)
                                                         --------    --------

Financing Activities:
Proceeds from exercise of options and warrants                554          --
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents        1,192      (4,247)

Cash and cash equivalents at January 1                     23,922      10,414
                                                         --------    --------

Cash and cash equivalents at March 31                    $ 25,114    $  6,167
                                                         ========    ========



See accompanying Notes to Condensed Consolidated Financial Statements.

PART I - Item 1 - Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1998 and 1997

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

      Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms: Gene activation, gene therapy and Niche Proteins-TM-.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

        In December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary earnings per share computed in accordance with Opinion 15 has been replaced with a simpler calculation called basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive earnings per share did not change significantly but has been renamed diluted earnings per share. The adoption of SFAS No. 128 had no effect on the financial statements presented for the three months ended March 31, 1998 and 1997 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

3.    COMPREHENSIVE INCOME

      As of January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, including the requirement that unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, be included in other comprehensive income. The adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity.

      During the first quarter of 1998 and 1997, total comprehensive loss amounted to $4,451,000 and 3,936,000.

4.    LEGAL PROCEEDINGS

      In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"), its collaborative partner. The complaint in the action alleged that Gene Activated-TM- erythropoietin ("GA-EPO-TM-"), and processes for producing GA-EPO infringe Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that TKT and Hoechst Marion Roussel be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, TKT and Hoechst Marion Roussel filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and Hoechst Marion Roussel opposed that motion, stating that there had been no infringement.

      In April 1998, the U.S. District Court granted TKT and Hoechst Marion Roussel's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and Hoechst Marion Roussel's GA-EPO related activities to date had been solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the " FDA") for regulatory approval and, under the Waxman-Hatch Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that issuance by the FDA of a product license presumably would show good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

      Should the case be reopened, the Company can provide no assurance as to the outcome of the litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and

Hoechst Marion Roussel in the United States, or any other conclusion of such litigation in a manner adverse to the Company and Hoechst Marion Roussel, would have a material adverse effect on the Company's business, financial condition, and results of operations.

      Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Hoechst Marion Roussel and the Company, Hoechst Marion Roussel assumed the cost of defense of the suit by Amgen. The Company will reimburse Hoechst Marion Roussel for its share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three product development platforms: Gene Activation, gene therapy and Niche Proteins. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 1999. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At March 31, 1998, the Company's accumulated deficit was $54,490,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity and debt offerings and/or collaborative research and development arrangements with corporate sponsors to finance its operations.

      Results of operations may vary significantly from period to period depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative research agreements.

      The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1998 and 1997

      License and research revenues totaled $575,000 and $300,000 for the three months ended March 31, 1998 and 1997, respectively. All revenues were earned from collaborative agreements with Hoechst Marion Roussel, Inc.

      Research and development expenses totaled $5,393,000 in the first quarter of 1998, as compared to $3,832,000 during the same period in 1997. The increase in 1998 of $1,561,000, or 41%, was principally due to an increase in research and development staff, manufacturing costs, clinical trial expenses and outside services, as well as an increase in facilities costs for additional leased space.

      General and administrative expenses were $1,502,000 in the quarter ended March 31, 1998, compared with $1,402,000 during the same period in 1997. The increase in 1998 of $100,000, or 7%, is principally due to increases in administrative employee costs.

      Interest income was $1,817,000 and $1,141,000 for the three months ended March 31, 1998 and 1997, respectively. The average cash and marketable securities balances were $126,965,000 and $84,654,000 in 1998 and 1997, respectively. The increase in interest income of $676,000 is primarily attributable to higher average balances in 1998 as a result of the Company's follow-on offering in July 1997.

      The Company had a net loss of $4,503,000 and $3,793,000 in the quarter ended March 31, 1998 and 1997, respectively. Net loss per share was $0.24 for the three months ended March 31, 1998 compared to a net loss per share of $0.23 for the same period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

      Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, revenues from collaborative agreements and interest income.

      The Company had unrestricted cash, cash equivalents and marketable securities totaling $124,915,000 at March 31, 1998. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

      The Company's current facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet its facilities requirements through development of a new facility or conversion of an existing building. The Company expects to seek financing for all or a significant portion of the cost of any new facility.

      Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources and proceeds from equity and debt offerings and funding from collaborative arrangements will be used to fund operations.

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

FORWARD LOOKING STATEMENTS

       Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activation, gene therapy, or Niche Protein product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications, and other risks set forth in the Company's Annual Report on Form 10-K under the caption "Certain Factors That May Affect Future Results" which are incorporated herein by reference and filed herewith as Exhibit 99, with the exception of the factor titled "Patent Litigation" which is superseded by the following:

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

      In April 1997, Amgen, Inc. "Amgen" filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("Hoechst Marion Roussel"), the Company's collaborative partner. The complaint in the action alleged that the Company's Gene Activation development program for the production of GA-EPO and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that TKT and Hoechst Marion Roussel be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages.

      In November 1997, TKT and Hoechst Marion Roussel filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and Hoechst Marion Roussel opposed that motion, stating that there had been no infringement.

      In April 1998, the U.S. District Court granted TKT and Hoechst Marion Roussel's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and Hoechst Marion Roussel's GA-EPO related activities to date had been solely for uses reasonably related to the production of information for submission to the FDA for regulatory approval and, under the Waxman-Hatch Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that the issuance by the FDA of a product license presumably would show good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

       Should the case be reopened, the Company can provide no assurance as to the outcome of the litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and Hoechst Marion Roussel in the United States, or any other conclusion of such litigation in a manner adverse to the Company and Hoechst Marion Roussel, would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

      With respect to gene therapy technology, the Company requested, and the U.S. Patent and Trademark Office (the "PTO"), declared in January 1996, an interference regarding a third party's issued patent with broad claims to ex vivo gene therapy. The participants in the interference are TKT, Genetic Therapy, Inc. (a wholly-owned subsidiary of Novartis AG), Syntex (U.S.A.) (a wholly-owned subsidiary of Roche Holdings, Inc.), and Somatix. Somatix subsequently merged into Cell Genesys, Inc. With the possible exception of the patent involved in the interference, the Company believes its Transkaryotic Therapy technology does not infringe on patents issued to date. The PTO proceeding will determine the patentability of the subject matter of the interference and which of the parties first developed this subject matter. The process to resolve the interference can take many years. The outcome of interferences can be quite variable: for example, none of the four parties may receive the desired claims, one party may prevail, or a settlement involving two or more of the parties may be reached. There can be no assurance that TKT will prevail in this interference or that, even if it does prevail, that the Company can meaningfully protect its proprietary position. In the event TKT does not prevail in the interference, a January 1997 Federal Trade Commission (the "FTC") decision may then be relevant. The FTC entered a consent order to resolve anticompetitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into the newly formed Novartis AG. As part of the consent order, the constituent entities of Novartis will be required to provide all gene therapy researchers and developers with non-exclusive licenses to the patent upon which Novartis is involved in the interference. The Company has entered into an agreement with Somatix under which the Company's ability to market its non-viral gene therapy products will not be affected should Somatix win the interference.

      Should any of its competitors have filed additional patent applications in the U.S. that claim technology also invented by the Company, the Company may have to participate in additional interference proceedings declared by the PTO, all of which could result in substantial cost to the Company to determine its rights or potential loss of rights.

PART II - Other Information

Item 1.  Legal Proceedings

      The Company is engaged in litigation with Amgen, Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

      Since 1996, the Company has been involved in a patent interference proceeding before the United States Patent and Trademark Office involving a patent and several patent applications in the gene therapy field.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The Exhibits filed as part of this Form 10-Q are listed on the
      Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

      (b)   Reports on Form 8-K

            No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSKARYOTIC THERAPIES, INC.


Date:   May 13, 1998                  By: /s/ Daniel E. Geffken
                                         -----------------------------------
                                          Daniel E. Geffken
                                          Vice President, Finance and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.

                                  EXHIBIT INDEX

      Exhibit No.       Description
      -----------       -----------

         10.1   1993 Long-Term Incentive Plan as amended to date


         27     Financial Data Schedule (for EDGAR filing purposes only)

         99     Certain Factors That May Affect Future Results (as filed with the Company's Annual Report on Form 10-K, except for the factor titled "Patent Litigation" which is superseded by the section of the same title, appearing under the caption "Forward Looking Statements" in this Quarterly Report on Form 10-Q).