Form 10-Q
period 1998-06-30
TRANSKARYOTIC THERAPIES INC
filed 1998-08-13
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998


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

                    Yes     / x /           No     /  /


    At July 31, 1998, there were 19,068,227 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          Transkaryotic Therapies, Inc.




                                      INDEX



                                                                                         Page Number
                                                                                         -----------
PART  I.       FINANCIAL INFORMATION

Item  1.       Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 1998 and
               December 31, 1997                                                                 3

               Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 1998 and 1997                                               4

               Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1997                                                      5

               Notes to Condensed Consolidated Financial Statements                            6-8

Item  2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          9-12


PART  II.      OTHER INFORMATION

Item 1.        Legal Proceedings                                                                13

Item 4.        Submission of Matters to a Vote of Security Holders                              13

Item 5.        Other Information                                                             13-14

Item 6.        Exhibits and Reports on Form 8-K                                                 14


SIGNATURES                                                                                      15

EXHIBIT INDEX                                                                                   16


Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)




(in thousands, except par values)                                    June 30,         December 31,
                                                                      1998                1997
                                                                   ----------         ------------
Assets
Current assets:
 Cash and cash equivalents                                         $  22,830           $  23,922
 Marketable securities                                                97,878             105,632
 Prepaid expenses and other current assets                               503                 551
                                                                   ----------         ------------
  Total current assets                                               121,211             130,105
Property and equipment, net                                            4,086               4,505
Other assets                                                             344                 338
                                                                   ----------         ------------
                                                                   $ 125,641           $ 134,948
                                                                   ----------         ------------
                                                                   ----------         ------------
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                  $     881           $   1,656
 Accrued expenses                                                      1,960               1,543
                                                                   ----------         ------------
  Total current liabilities                                            2,841               3,199
Stockholders' equity:
 Preferred stock, $1.00 par value, 10,000 shares authorized:
  no shares issued and outstanding
 Common stock, $.01 par value;  30,000 shares authorized;
  19,066 and 18,929 shares issued and outstanding at
  June 30, 1998 and December 31, 1997, respectively                      191                 189
 Additional paid-in capital                                          185,898             185,451
 Accumulated deficit                                                 (60,090)            (49,987)
 Deferred compensation                                                (3,231)             (3,940)
 Accumulated other comprehensive income                                   32                  36
                                                                   ----------         ------------
  Total stockholders' equity                                         122,800             131,749
                                                                   ----------         ------------
                                                                   $ 125,641           $ 134,948
                                                                   ----------         ------------
                                                                   ----------         ------------

                   See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


(in thousands, except per share amounts)                  Three Months Ended June 30,      Six Months Ended June 30,
                                                            1998              1997             1998          1997
                                                        -------------     -------------    ------------   -----------
License and research revenues                                    $0          $4,913             $575        $5,213

Operating expenses:
 Research and development                                     5,635           4,192           11,028         8,024
 General and administrative                                   1,684           1,506            3,186         2,908
                                                        -------------     -------------    ------------   -----------
                                                              7,319           5,698           14,214        10,932
                                                        -------------     -------------    ------------   -----------
Loss from operations                                         (7,319)           (785)         (13,639)       (5,719)
Interest income                                               1,719           1,111            3,536         2,252
                                                        -------------     -------------    ------------   -----------
Net income (loss)                                           ($5,600)           $326         ($10,103)      ($3,467)
                                                        -------------     -------------    ------------   -----------
                                                        -------------     -------------    ------------   -----------
Basic net income (loss) per share                           ($  0.29)       $  0.02         ($  0.53)     ($  0.21)
                                                        -------------     -------------    ------------   -----------
                                                        -------------     -------------    ------------   -----------
Shares used to compute basic net income (loss)
 per share                                                    19,060         16,667           19,011        16,654
                                                        -------------     -------------    ------------   -----------
                                                        -------------     -------------    ------------   -----------
Diluted net income (loss) per share                         ($  0.29)       $  0.02         ($  0.53)     ($  0.21)
                                                        -------------     -------------    ------------   -----------
                                                        -------------     -------------    ------------   -----------
Shares used to compute diluted net income (loss)
 per share                                                    19,060         17,965           19,011        16,654
                                                        -------------     -------------    ------------   -----------
                                                        -------------     -------------    ------------   -----------

                   See accompanying Notes to Condensed Consolidated Financial Statements.


Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


(in thousands)                                                                       Six Months Ended
                                                                            June 30, 1998         June 30, 1997
                                                                           --------------       ----------------
Operating activities:
Net loss                                                                      $(10,103)             $(3,467)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                                                  1,089                  810
  Compensation expense related to
   equity issuances                                                                575                  567
Changes in operating assets and liabilities                                       (314)                 918
                                                                             ----------           -----------
Net cash used for operating activities                                          (8,753)              (1,172)
                                                                             ----------           -----------
Investing activities:
Proceeds from sales of marketable securities                                    62,422               35,164
Purchases of marketable securities                                             (54,668)             (27,570)
Purchase of property and equipment                                                (644)                (657)
Changes in other assets and liabilities                                            (32)                   3
                                                                             ----------           -----------
Net cash provided by investing activities                                        7,078                6,940
                                                                             ----------           -----------
Financing Activities:
Repurchase of common stock                                                                              (16)
Proceeds from exercise of options and warrants                                     583                    -
                                                                             ----------           -----------
Net cash provided by (used for) financing activities                               583                  (16)
                                                                             ----------           -----------
Net increase (decrease) in cash and cash equivalents                            (1,092)               5,752

Cash and cash equivalents at January 1                                          23,922               10,415
                                                                             ----------           -----------
Cash and cash equivalents at June 30                                           $22,830              $16,167
                                                                             ----------           -----------
                                                                             ----------           -----------

                   See accompanying Notes to Condensed Consolidated Financial Statements.


Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.


        Notes to Condensed Consolidated Financial Statements (unaudited)
                             June 30, 1998 and 1997

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

    Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms: Gene activation, gene therapy and Niche ProteinsTM.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. BASIC AND DILUTED NET LOSS PER SHARE

    In December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary earnings per share computed in accordance with Opinion 15 has been replaced with a simpler calculation called basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive earnings per share did not change significantly but has been renamed diluted earnings per share. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. The difference between the shares used for the basic and diluted calculation for the three months ended June 30, 1997 was the inclusion of 1,298,000 common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

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

    The Company has total comprehensive loss of $5,656,000 for the three months ended June 30, 1998 and total comprehensive income of $493,000 for the three months ended June 30, 1997. For the six months ended June 30 ,1998 and 1997, total comprehensive loss was $10,107,000 and $3,443,000, respectively.

4. LEGAL PROCEEDINGS

    In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), its collaborative partner. The complaint in the action alleged that Gene Activated-TM- erythropoietin ("GA-EPO-TM-"), and processes for producing GA-EPO infringe Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, TKT and HMRI filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI opposed that motion, stating that there had been no infringement.

    In April 1998, the U.S. District Court granted TKT and HMRI's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and HMRI's GA-EPO related activities to date had been solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the "FDA") for regulatory approval and, under the Waxman-Hatch Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that issuance by the FDA of a product license presumably would show good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

    Should the case be reopened, the Company can provide no assurance as to the outcome of the litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of such litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

    Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between HMRI and the Company, HMRI assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for its share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three product development platforms: Gene Activation, gene therapy and Niche Proteins. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 1999. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At June 30, 1998, the Company's accumulated deficit was $60,090,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity and debt offerings and/or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1998 and 1997

    There were no revenues earned for the three months ended June 30, 1998. License and research revenues totaled $4,913,000 for the three months ended June 30, 1997. Revenues in 1997 consisted primarily of $4,500,000 earned upon the achievement of certain development milestones relating to the Company's two Gene Activation collaborations with HMRI.

    Research and development expenses totaled $5,635,000 in the second quarter of 1998, as compared to $4,192,000 during the same period in 1997. The increase in 1998 of $1,443,000, or 34%, was principally due to an increase in research and development staff, manufacturing costs, and outside services, as well as an increase in depreciation of equipment.

    General and administrative expenses were $1,684,000 in the quarter ended June 30, 1998, compared with $1,506,000 during the same period in 1997. The increase in 1998 of $178,000, or 12%, is principally due to increases in administrative employee costs.

    Interest income was $1,719,000 and $1,111,000 for the three months ended June 30, 1998 and 1997, respectively. The average cash and marketable securities balances were $122,665,000 and $83,679,000 in 1998 and 1997, respectively. The increase in interest income of $608,000 is primarily attributable to higher average balances in 1998 as a result of the Company's follow-on offering in July 1997.

    The Company had a net loss of $5,600,000 for the three months ended June 30, 1998 and net income of $326,000 for the three months ended June 30, 1997. Basic net loss per share was $0.29 for the three months ended June 30, 1998 compared to a basic net income per share of $0.02 for the same period in 1997. The receipt of $4,500,000 from HMRI relating to the achievement of development milestones relating to the Company's two Gene Activation collaborations with HMRI was primarily responsible for the profitability in the second quarter of 1997.

For the Six Months Ended June 30, 1998 and 1997

    License and research revenues totaled $575,000 and $5,213,000 for the six months ended June 30, 1998 and 1997, respectively. All revenues were earned from two collaborative agreements with HMRI. Revenues in 1997 included milestone payments of $4,500,000 from with HMRI, relating to the achievement of development milestones in he Company's two collaborative programs with HMRI.

    Research and development expenses totaled $11,028,000 in the first six months of 1998, as compared to $8,024,000 during the same period in 1997. The increase in 1998 of $3,004,000, or 37%, was principally due to an increase in research and development staff and related supplies, manufacturing costs, outside services, clinical trial expenses, as well as an increase in depreciation of equipment.

    General and administrative expenses were $3,186,000 in the six months ended June 30, 1998, compared with $2,908,000 during the same period in 1997. The increase in 1998 of $278,000, or 10%, is principally due to increases in administrative employee costs.

    Interest income was $3,536,000 and $2,252,000 for the six months ended June 30, 1998 and 1997, respectively. The average cash and marketable securities balances were $124,801,000 and $85,347,000 in 1997 and 1996, respectively. The increase in interest income of $1,284,000, was primarily attributable to higher average balances in the respective six month periods.

    The Company had a net loss of $10,103,000 and $3,467,000 for the six months ended June 30, 1998 and 1997, respectively. Basic net loss per share was $0.53 for the six months ended June 30, 1998, as compared to a basic net loss per share of $0.21 for the corresponding period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

    Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, revenues from collaborative agreements and interest income.

    The Company had unrestricted cash, cash equivalents and marketable securities totaling $120,708,000 at June 30, 1998. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

    The Company's current facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet its facilities requirements through development of a new facility or conversion of an existing building. The Company expects to lease the new facility or seek financing for all or a significant portion of the cost of any new facility.

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

    The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Financial Statements.

FORWARD LOOKING STATEMENTS

    Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activation, gene therapy, or Niche Protein product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications, and other risks set forth
(i) in the Company's Annual Report on Form 10-K under the caption "Certain Factors That May Affect Future Results" which are incorporated herein by reference and filed herewith as Exhibit 99.1, with the exception of the factor titled "Patent Litigation" which is superseded by Exhibit 99.2 and (ii) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1998 under the caption "Forward Looking Statements -- Patent Litigation" which is incorporated herein by reference and filed herewith as Exhibit 99.2.

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

Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on Tuesday May 19, 1998, the following individuals were elected as directors of the Company:


                                                       Votes
Nominee                      For                      Withheld          Broker Non-Votes
-------                      ---                      --------          ----------------
William R. Miller          13,836,061                  6,544                   0
Rodman W. Moorhead, III    13,836,061                  6,544                   0
Richard F Selden           13,836,061                  6,544                   0
James E. Thomas            13,836,061                  6,544                   0
Peter Wirth                13,836,061                  6,544                   0



Item 5. Other Information

    Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than December 16, 1998 in order to be considered for inclusion in the Company's proxy materials for that meeting.

    The Company's Amended and Restated By-Laws (the "By-Laws") also establish advance notice procedures with respect to a stockholder nomination of candidates for election as Directors ( a "Director Nomination") and for the conduct of other business to be brought before an annual meeting by a stockholder ("Other Business"). A notice regarding a Director Nomination or a proposal for Other Business must be received by the Company not less than 60 days nor more than 90 days prior to the applicable stockholder meeting, provided, however, that in the event that less than 70 days notice or prior disclosure of the date of the meeting is given or made to the Company's stockholders, the notice must be received by the Company not later than the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. Any such notice must contain certain specified information concerning the persons to be nominated and/or the Other Business and the stockholder submitting the Director Nomination or proposal for Other Business, all as set forth in the By-Laws. The presiding officer of the meeting may refuse to acknowledge any Director Nomination or proposal for Other Business not made in compliance with such advance notice requirements.
The advance notice provisions of the Company's By-Laws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act. The Company has not yet publicly announced the date of the 1999 Annual Meeting.

    Director nominations or stockholder proposals for Other Business should be mailed to Secretary, Transkaryotic Therapies, Inc. 195 Albany Street, Cambridge, MA 02139.



Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

        (b)   Reports on Form 8-K

              On April 20, 1998, the Registrant filed a report on Form 8-K dated April 16, 1998 relating to the announcement that the United States District Court in Boston had granted the Company and HMRI's Motion for Summary Judgment of Non-infringement in Amgen Inc.'s patent infringement action against the Company and HMRI.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSKARYOTIC THERAPIES, INC.



Date: August 14, 1998             By: /s/ Daniel E. Geffken
                                    --------------------------------
                                    Daniel E. Geffken
                                    Vice President, Finance and
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX


             Exhibit No.                     Description
             -----------                     -----------
                11             Statement Re: Computation of Loss per Share


                27 Financial Data Schedule (for EDGAR filing purposes only)

              99.1             Certain Factors That May Affect Future Results
                               (as filed with the Company's Annual Report on Form 10-K, except for the factor titled "Patent
                               Litigation" which is superseded by the section of the same title, appearing under the caption
                               "Forward Looking Statements" in the
                               Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1998, filed as Exhibit
                               99.2 hereto).

              99.2 Risks Related to Patent Litigation (as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1998).
