Form 10-Q
period 1998-09-30
TRANSKARYOTIC THERAPIES INC
filed 1998-11-12
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998


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

                          Yes  / x /       No  / /


     At October 31, 1998, there were 19,121,899 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          Transkaryotic Therapies, Inc.




                                      INDEX


                                                                                                        Page Number
                                                                                                        -----------
PART  I.          FINANCIAL INFORMATION

Item  1.          Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997                                                        3

                  Condensed Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30,1998 and 1997                                                         4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and 1997                                                               5

                  Notes to Condensed Consolidated Financial Statements                                        6 - 8

Item  2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      9 - 13


PART  II.         OTHER INFORMATION

Item 1.           Legal  Proceedings                                                                             14

Item 6.           Exhibits and Reports on Form 8-K                                                               14


                  SIGNATURES                                                                                     15

                  EXHIBIT INDEX                                                                                  16


Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)



(in thousands, except par values)                             September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
Assets

Current assets:
   Cash and cash equivalents                                     $  32,463    $  23,922
   Marketable securities                                            85,635      105,632
   Prepaid expenses and other current assets                         3,029          551
                                                                 ---------    ---------
      Total current assets                                         121,127      130,105
Property and equipment, net                                          4,756        4,505
Other assets                                                           341          338
                                                                 ---------    ---------
                                                                 $ 126,224    $ 134,948
                                                                 ---------    ---------
                                                                 ---------    ---------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                              $   1,348    $   1,656
   Accrued expenses                                                  3,370        1,543
                                                                 ---------    ---------
      Total current liabilities                                      4,718        3,199

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000 shares authorized:
      no shares issued and outstanding
   Common stock, $.01 par value;  30,000 shares authorized;
      19,088 and 18,929 shares issued and outstanding at
      September 30, 1998 and December 31, 1997, respectively           191          189
   Additional paid-in capital                                      185,907      185,451
   Accumulated deficit                                             (61,872)     (49,987)
   Deferred compensation                                            (2,928)      (3,940)
   Accumulated other comprehensive income                              208           36
                                                                 ---------    ---------
      Total stockholders' equity                                   121,506      131,749
                                                                 ---------    ---------
                                                                 $ 126,224    $ 134,948
                                                                 ---------    ---------
                                                                 ---------    ---------


     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


(in thousands, except per share amounts)             Three Months Ended       Nine Months Ended
                                                         September 30,          September 30,
                                                       1998        1997       1998         1997
                                                    --------    --------    --------    --------
License and research revenues                       $  4,750    $    300    $  5,325    $  5,513
Operating expenses:
   Research and development                            6,394       4,498      17,422      12,523
   General and administrative                          1,801       1,480       4,987       4,388
                                                    --------    --------    --------    --------
                                                       8,195       5,978      22,409      16,911
                                                    --------    --------    --------    --------
Loss from operations                                  (3,445)     (5,678)    (17,084)    (11,398)
Interest income                                        1,663       1,657       5,199       3,910
                                                    --------    --------    --------    --------
Net loss                                            ($ 1,782)   ($ 4,021)   ($11,885)   ($ 7,488)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------
Basic and diluted net loss per share                ($  0.09)   ($  0.23)   ($  0.62)   ($  0.44)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------
Shares used to compute basic and diluted net loss
    per share                                         19,074      17,838      19,032      17,050
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------



     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


(in thousands)                                              Nine Months Ended
                                                              September 30,
                                                           1998         1997
                                                        ---------    ---------
Operating activities:
Net loss                                                $ (11,885)   $  (7,488)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                         1,629        1,321
      Compensation expense related to
         equity issuances                                     847          868
Changes in operating assets and liabilities                  (959)       1,151
                                                        ---------    ---------
Net cash used for operating activities                    (10,368)      (4,148)
                                                        ---------    ---------
Investing activities:
Proceeds from sales of marketable securities               91,080       61,264
Purchases of marketable securities                        (70,911)    (108,634)
Purchase of property and equipment                         (1,849)      (1,609)
Changes in other assets and liabilities                       (34)        (184)
                                                        ---------    ---------
Net cash provided by (used for)  investing activities      18,286      (49,163)
                                                        ---------    ---------
Financing Activities:
Proceeds from sale of common stock and exercise
  of options and warrants, net of expenses                    623       53,106
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents        8,541         (205)
Cash and cash equivalents at January 1                     23,922       10,414
                                                        ---------    ---------
Cash and cash equivalents at September 30               $  32,463    $  10,209
                                                        ---------    ---------
                                                        ---------    ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1998 and 1997

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms: Gene Activation, gene therapy and Niche ProteinsTM.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   BASIC AND DILUTED NET LOSS PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary earnings per share computed in accordance with Opinion 15 has been replaced with a simpler calculation called basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive earnings per share did not change significantly but has been renamed diluted earnings per share. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. The adoption of SFAS No. 128 had no effect on the financial statements for the three and nine months September 30, 1998 and 1997 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

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

     The Company has a total comprehensive loss of $1,606,000 and $4,029,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive loss was $11,713,000 and $7,472,000, respectively.


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

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three product development platforms: Gene Activation, gene therapy and Niche Proteins. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 2000. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At September 30, 1998, the Company's accumulated deficit was $61,872,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity and debt offerings and/or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1998 and 1997

     License and research revenues totaled $4,750,000 and $300,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues for 1998 included a $2,500,000 milestone payment relating to the initiation of the Phase III clinical program for Gene Activated erythropoietin (GA-EPO) and a $2,000,000 payment received as part of an undisclosed corporate agreement.

     Research and development expenses totaled $6,394,000 in the third quarter of 1998, as compared to $4,498,000 during the same period in 1997. The increase in 1998 of $1,896,000, or 42%, was principally due to an increase in research and development staff, manufacturing costs, outside services and supplies.

     General and administrative expenses were $1,801,000 in the quarter ended September 30, 1998, compared with $1,480,000 during the same period in 1997. The increase in 1998 of $321,000, or 22%, is principally due to increases in administrative employee costs.

     Interest income was $1,663,000 and $1,657,000 for the three months ended September 30, 1998 and 1997, respectively. The average cash and marketable securities balances were $119,135,000 and $108,875,000 in 1998 and 1997, respectively. The increase in interest income of $6,000 resulted from higher average balances in 1998 offset by a decline in interest rates. In the current interest rate environment, the Company anticipates yields from cash and marketable securities will decline significantly from amounts earned in 1998 and 1997.

     The Company had a net loss of $1,782,000 and $4,021,000 for the three months ended September 30, 1998 and 1997, respectively. Basic net loss per share was $0.09 for the three months ended September 30, 1998 compared to a basic net loss per share of $0.23 for the same period in 1997.

For the Nine Months Ended September 30, 1998 and 1997

     License and research revenues totaled $5,325,000 and $5,513,000 for the nine months ended September 30, 1998 and 1997, respectively. Revenues for 1998 included a $2,500,000 milestone payment relating to the initiation of the Phase III clinical program for Gene Activated erythropoietin (GA-EPO) and a $2,000,000 payment received as part of an undisclosed corporate agreement. Revenues in 1997 included milestone payments of $4,500,000 from HMRI, relating to the achievement of development milestones in the Company's two collaborative programs with HMRI.

     Research and development expenses totaled $17,422,000 in the first nine months of 1998, as compared to $12,523,000 during the same period in 1997. The increase in 1998 of $4,899,000, or 39%, was principally due to an increase in research and development staff and related supplies, manufacturing costs, outside services, as well as an increase in depreciation of equipment.

     General and administrative expenses were $4,987,000 in the nine months ended September 30, 1998, compared with $4,388,000 during the same period in 1997. The increase in 1998 of $599,000, or 14%, is principally due to increases in administrative employee costs.

     Interest income was $5,199,000 and $3,910,000 for the nine months ended September 30, 1998 and 1997, respectively. The average cash and marketable securities balances were $122,844,000 and $96,762,000 in 1998 and 1997, respectively. The increase in interest income of $1,289,000, was primarily attributable to higher average balances in the respective nine month periods.

     The Company had a net loss of $11,885,000 and $7,488,000 for the nine months ended September 30, 1998 and 1997, respectively. Basic net loss per share was $0.62 for the nine months ended September 30, 1998, as compared to a basic net loss per share of $0.44 for the corresponding period in 1997.

YEAR 2000

     The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. As a result, computer programs are unable to differentiate between the year 1900 and the year 2000. This could result in miscalculations and system failures.

     The Company has established a multidisciplanary Year 2000 project committee. The committee has assessed the Company's software, hardware, communications systems, applications and networks, as well as other date sensitive equipment. Mission critical systems such as the accounting system have been found compliant or are in the process of being upgraded. The remaining systems are currently being tested to identify those systems which would be affected by Year 2000 non-compliance. The Company believes its internal systems will not pose significant operating issues for the Company as a result of the Year 2000.

     In addition to the Company's internal risks, the Company is dependent upon a number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, service providers and research partners. If these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could seriously affect the Company's business operations. The Company is in the process of contacting its significant external business partners to determine the extent to which the Company is vulnerable to their failure.

     If third party providers are not able to supply the Company, the Company could experience delays in its research and development including delays in clinical trial development or the submission of products for regulatory approval. As a contingency plan, the Company expects to identify, if available, a secondary source for critical third party providers. The Company has not yet incurred significant cost to address the Year 2000 issue. While the total cost of obtaining Year 2000 compliance is not known at this time, the Company believes the cost will not be material.


LIQUIDITY AND SOURCES OF CAPITAL

     Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, revenues from collaborative agreements and interest income.

     The Company had unrestricted cash, cash equivalents and marketable securities totaling $118,098,000 at September 30, 1998. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

     The Company expects to lease new facilities in the fourth quarter of 1998 which will be used for research and development. Equipment and improvements to the space are estimated to cost approximately $13,000,000, for which the Company intends to seek bank financing. There can be no guarantee that financing will be available at favorable terms, if at all. Even after lease of the new space, the Company's facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet any additional facilities requirements through development of a new facility or conversion of an existing building. The Company intends to seek financing for all or a significant portion of the cost of any additional facilities.

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

     The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activation, gene therapy, or Niche Protein product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications, and other risks set forth
(i) in the Company's Annual Report on Form 10-K under the caption "Certain Factors That May Affect Future Results" which are incorporated herein by reference and filed herewith as Exhibit 99.1, with the exception of the factor titled "Patent Litigation" which is superseded by Exhibit 99.2 and (ii) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1998 under the caption "Forward Looking Statements -- Patent Litigation", which is incorporated herein by reference and filed herewith as Exhibit 99.2.

PART II - Other Information

Item 1.  Legal Proceedings

         Previously reported.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The Exhibits filed as part of this Form 10-Q are listed on the
          Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSKARYOTIC THERAPIES, INC.



Date:      November 13, 1998       By: /s/  Daniel E. Geffken
                                       ----------------------
                                       Daniel E. Geffken
                                       Vice President, Finance and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

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


    99.2 Risks Related to Patent Litigation (as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).