Form 10-K
period 1998-12-31
TRANSKARYOTIC THERAPIES INC
filed 1999-03-31
CIK 885259

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

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                         OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                             COMMISSION FILE NO. 0-21481

                            TRANSKARYOTIC THERAPIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  -----------------


                DELAWARE                               04-3027191
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)



            195 ALBANY STREET
        CAMBRIDGE, MASSACHUSETTS                         02139
         (ADDRESS OF PRINCIPAL                         (ZIP CODE)
           EXECUTIVE OFFICES)


          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 349-0200

                                  -----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             COMMON STOCK, $.01 PAR VALUE
                                   (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

     As of March 5, 1999, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $214,000,000, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 5, 1999. There were 19,166,209 shares of Common Stock outstanding as of March 5, 1999.



                        DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    10-K Part
--------                                                    ---------
Specifically Identified Portions of the Registrant's
Proxy Statement for the Annual Meeting of Stockholders
to be held on June 10, 1999                                    III

--------------------------------------------------------------------------------

PART I

ITEM 1.    BUSINESS

SUMMARY

     Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company dedicated to the development and commercialization of products based on its three proprietary development platforms--Gene Activated(TM) proteins, Niche Protein(TM) products and gene therapy.

     The Company's Gene Activation(TM) technology is a proprietary approach to the large scale production of therapeutic proteins which does not require the cloning of genes and their subsequent insertion into non-human cell lines. Consequently, the Company believes its Gene Activation technology avoids using patented approaches to protein production associated with such conventional genetic engineering techniques which have served as effective barriers to competition in the protein therapeutics market, which the Company estimates is a $15 billion market (1998 worldwide revenues). As a result, the Company believes it will be able to develop and successfully commercialize a broad range of Gene Activated versions of proteins which have proven medical utility, received marketing approval from regulatory authorities and generated significant revenues in major markets. The Company's most advanced Gene Activation development program is Gene Activated erythropoietin ("GA-EPO(TM)"), which Hoechst Marion Roussel, Inc. ("HMRI"), the Company's collaborative partner, advanced into Phase III trials in September 1998. See "Item 3 -- Legal Proceedings."

     TKT's Niche Protein platform is based on protein replacement for the treatment of rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defect in many of these disorders is understood in depth, product development pathways have the potential to be straightforward. The Company believes that manufacturing and marketing of these products will require a relatively modest investment in infrastructure and plans to commercialize these products itself. In December 1998, the Company, in collaboration with the National Institutes of Health, initiated a Phase II clinical trial of the alpha-galactosidase A protein ("alpha-gal") in patients with Fabry disease.

     The Company's gene therapy technology ("Transkaryotic Therapy(TM)") is a non-viral, ex vivo system based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods of time. In preclinical animal studies, the Company's Transkaryotic Therapy system has produced target proteins at therapeutic levels for the lifetime of the experimental animals. In November 1998, the Company commenced a Phase I clinical trial of TKT's gene therapy system for the long-term delivery of Factor VIII for the treatment of hemophilia A.

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

     TKT believes its proprietary Gene Activation technology represents the third wave in the evolution of protein production technology in that it is based on the activation of genes encoding therapeutic proteins in human cells rather than the cloning and transfer of these genes. TKT's Gene Activation technology avoids using the approach to protein production associated with the second wave. The Company believes this will allow it to develop and commercialize a large number of therapeutic proteins, including potentially improved versions of many that are currently marketed.

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

     Essentially every human cell contains the same set of approximately 100,000 genes, but each cell type actually produces only a subset of the 100,000 proteins possible. For example, although essentially all human cells contain the insulin gene, only certain cells of the pancreas actually produce insulin. The regulatory switches that turn on gene expression in the appropriate cell type also turn off gene expression in all other cell types. For this reason, only pancreatic cells express insulin--the regulatory DNA sequences normally associated with the insulin gene prevent expression elsewhere in the body.
TKT's Gene Activation technology is based on activating previously silent genes by bypassing regulatory DNA sequences set in the "off position" with regulatory DNA sequences set in the "on position."

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

These patent rights have served as an effective entry barrier, minimizing competition in the $15 billion protein therapeutics market (1998 worldwide revenues). In addition, conventional genetic engineering techniques for protein production may face technical limitations arising from the need to first clone the gene of interest. For certain proteins, this step adds to development times, increases costs and is technically challenging. Technical difficulties may also arise from the use of non-human production cell lines, which may result in the production of proteins which may have therapeutically significant differences from those naturally produced by the cells of the human body. Furthermore, production processes based on conventional genetic engineering may not have incorporated recent advances in cell culture systems with significant efficiency and cost advantages as compared to processes originally developed over a decade ago.

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

     The Company has successfully accomplished all of the steps described above for GA-EPO and its second, undisclosed Gene Activated product ("GA-II"). The results of TKT's work in this area have led to proof-of-concept that (i) gene targeting can be used to direct the integration of regulatory and structural sequences to a specific, pre-selected position in the genome, (ii) the product of the targeting event is a cell containing an activated gene and
(iii) the protein production properties of cells created by Gene Activation are predictable and suitable for, and have been successfully used in, large-scale manufacturing. Accordingly, the Company believes that these methods may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes. Because the Gene Activation process avoids many of the technical limitations of conventional recombinant protein production technology, the Company also believes that the Gene Activation process is at least as efficient as, and may be more cost effective than, conventional genetic engineering techniques for protein production.

TKT'S GENE ACTIVATION PRODUCTS

     The Company's initial strategy in exploiting its technology is to commercialize Gene Activated proteins that have proven medical utility, have received marketing approval from regulatory authorities and have achieved significant revenues in major markets. These protein products have experienced high rates of acceptance among physicians and health care providers. The Company believes, based primarily on information obtained from annual reports of public companies and other published sources, that the total sales of the ten largest marketed proteins in 1998 was approximately $15 billion. See Table I. As the number of new approved protein products increases and as the number of approved indications for such products increases, the Company believes that the market for these protein products will continue to experience substantial growth. The Company also believes that the broad applicability of its Gene Activation technology for protein production and the fact that many additional proteins are currently in clinical development will provide a large number of candidates for commercialization using TKT's Gene Activation technology.


      TABLE I. COMPANY ESTIMATE OF 1998 WORLDWIDE PROTEIN PRODUCT REVENUES (IN MILLIONS)


 PROTEIN                    PRIMARY INDICATION               REVENUES
 -------                    ------------------               --------
 Erythropoietin             Anemia                           $3,900
 Insulin                    Diabetes                          2,800
 G-CSF                      Neutropenia                       1,900
 Growth Hormone             Short stature                     1,500
 alpha Interferon           Hepatitis/Cancer                  1,300
 Factor VIII                Hemophilia A                      1,300
 beta Interferon            Multiple sclerosis                  800
 FSH                        Infertility                         800
 tPA                        Myocardial infarction               400
 Glucocerebrosidase         Gaucher disease                     400

     TKT has focused its initial Gene Activation efforts on the development of its GA-EPO product in collaboration with HMRI. Erythropoiesis is the process by which red blood cells (erythrocytes) are produced. When the body requires additional red blood cells, the kidney normally produces erythropoietin, a circulating protein hormone which stimulates the differentiation of certain progenitor cells in the bone marrow. The kidney's critical role in red blood cell production was determined in the 1950's, and erythropoietin was first isolated and purified from the urine of patients with anemia in the 1970's (the first wave). The gene encoding erythropoietin was cloned in the 1980's and used for production of the protein using conventional genetic engineering techniques
(the second wave).   Erythropoietins have been successfully used to treat anemia associated with a variety of conditions, including the anemia of kidney failure (which causes a reduction in the body's ability to produce the protein) and the anemia of chemotherapy (which causes the destruction of a large number of bone marrow progenitor cells).

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

     TKT has generated a GA-EPO producing cell line that has been scaled up to commercial production levels. To accomplish this, TKT first studied the regulatory region that prevents expression of the erythropoietin gene in most human cells and developed an activation strategy. Next, a targeting fragment was constructed by fusing certain homing sequences to a new regulatory region known to be active in the human cell line chosen for manufacturing. The targeting fragment was then introduced into the cell line under conditions appropriate for homologous recombination to occur, and a resulting cell line that produced GA-EPO was identified. The GA-EPO productivity of the cell line was optimized, and the cells were prepared for commercial-scale manufacturing. The production process is at commercial scale and has been successfully used to produce GA-EPO for clinical trials.

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

     In a Phase I study completed in 1997 by HMRI, twelve healthy volunteers were administered GA-EPO. The goal of the study was to assess safety of GA-EPO administration. The study demonstrated that GA-EPO exhibited a satisfactory safety profile and resulted in a dose-dependent increase in hematocrit.

     In 1998, HMRI completed a Phase II study of GA-EPO. Thirty-two patients with end stage renal disease were treated in two dosage groups. The Phase II trial resulted in no adverse events related to GA-EPO and demonstrated a dose-dependent increase in hematocrit.

     In September 1998, HMRI commenced Phase III trials of GA-EPO, the goal of which is to support a Biologics License Application ("BLA") for U.S. FDA approval for the indications of renal failure in patients who are receiving dialysis and in patients who are not yet undergoing dialysis. Furthermore, the clinical program has been designed to obtain FDA approval for intravenous and subcutaneous administration of GA-EPO. The program is expected to be completed by the end of 1999. During 1999, HMRI is expected to commence a Phase III trial of GA-EPO for oncology related anemia. GA-EPO is being reviewed within the FDA by the Center for Biologics Evaluation and Research ("CBER").

     DEVELOPMENT STATUS OF OTHER GENE ACTIVATION PRODUCTS. In collaboration with HMRI, TKT is developing GA-II. HMRI accepted for development the Gene Activated cell line for GA-II in June 1997 and manufacturing is at commercial scale. Pre-clinical testing is in progress, with satisfactory results achieved to date. The Company expects HMRI to file an Investigational New Drug application ("IND") for this product in 1999.

     TKT's third Gene Activated protein ("GA-III") is in pre-clinical testing. Manufacturing scale-up is in process, and the Company expects to file an IND for this product in late 1999 or early 2000. TKT is currently developing GA-III independently.

     TKT believes that numerous development opportunities exist for Gene Activated proteins. In addition to the proteins discussed above, the Company is currently developing four other Gene Activated proteins. These programs are in the research or pre-clinical stage.

GENE ACTIVATION COLLABORATIONS AND COMMERCIALIZATION STRATEGY

     In order to rapidly develop and exploit its Gene Activation technology, TKT has entered into two strategic alliances with HMRI, the first in May 1994 and the second in March 1995. HMRI, with its affiliates, is one of the largest pharmaceutical groups in the world, with significant distribution capabilities in all major markets. The alliances are focused on the development of two products, GA-EPO and GA-II.

     Under two licenses agreements, HMRI was granted worldwide exclusive rights to make, use and sell the two products. HMRI is responsible, at its own expense, for all worldwide development, manufacturing and marketing activities
for both products.   Pursuant to the agreement pertaining to GA-II, TKT also
granted HMRI an option to commercialize certain aspects of TKT's gene therapy technologies. As to both products, TKT has successfully generated cell lines sufficient for scale-up to commercial production levels that have been accepted and scaled up by HMRI.

     TKT has the potential to receive up to $125,000,000 ($58,000,000 for GA-EPO and $67,000,000 for GA-II) from HMRI from the two alliances, consisting of license fees, equity investments, milestones and research funding. As of December 31, 1998, TKT had received approximately $57,000,000 of such amount (approximately $26,500,000 for GA-EPO and approximately $30,500,000 for GA-II). The remaining payments are contingent upon the achievement of milestones in connection with the continued development of these products. TKT also is entitled to royalties on sales of these two products.

     In December 1998, HMRI announced its intention to merge with Rhone-Poulenc SA. The merger is expected to be completed in 1999, subject to regulatory approval, and will create the second largest global pharmaceutical company.

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

NICHE PROTEIN(TM) PRODUCT DEVELOPMENT PLATFORM

     It is well established that certain genetic diseases are caused by the deficiency of a single, well-defined protein. Therefore, the most direct approach to treatment is to manufacture the missing protein and administer it to the patient. TKT's Niche Protein development is focused on developing protein replacement products to treat patients suffering from rare genetic diseases characterized by protein deficiencies such as Fabry disease, Gaucher disease, Hurler syndrome, Hunter syndrome, Pompe disease, and Tay-Sachs disease.

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

TKT'S NICHE PROTEIN(TM) DEVELOPMENT PROGRAMS AND COMMERCIALIZATION STRATEGY

     The Company's product development strategy for its Niche Protein platform is to leverage the Company's core competencies in gene expression, cell culture, and protein characterization to create protein replacement products to treat rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defects in many of the diseases which the Company intends to address with its Niche Protein platform are understood in depth, product development pathways have the potential to be straightforward. The Company is currently developing seven niche protein products, including treatments for Fabry disease, Hunter syndrome, and Gaucher disease.

     The Company believes that it will be able to arrange for manufacturing of its Niche Protein products under the terms of contract manufacturing agreements. In addition, the Company believes that it will be able effectively to serve Niche Protein markets with a small, focused sales force, thereby limiting the Company's investment in sales and marketing infrastructure. Thus, TKT views its Niche Protein program as a nearer term opportunity to move into a series of markets with a cost-effective, lower-risk approach and thereby build a commercialization capability. TKT expects to develop and commercialize these products in the U.S. and Europe and obtain collaborative partners for Japan.

     FABRY DISEASE. TKT's first target in the Niche Protein program is Fabry disease. Fabry disease is an X-linked lysosomal storage disease caused by the deficiency of alpha-gal. The disorder is characterized by the accumulation of lipids in lysosomes of vascular endothelial and smooth muscle cells and in a variety of other tissues. Patients with classic Fabry disease of early onset, generally in adolescence, show diverse clinical manifestations including severe pain and cardiovascular and renal complications. It is estimated that there are several thousand Fabry disease patients in the developed world. Current treatment of the disease is limited to the reduction of symptoms. Clinical trials of enzyme replacement therapy in the late 1970's have been reported using infusions of alpha-gal purified from placenta, spleen or plasma. The intravenous injection of the enzyme resulted in the transient reduction in the plasma levels of the deleterious lipid.

     The Company believes that enzyme replacement therapy could result in an elimination of the medium- and long-term complications of the disease and in an increased life expectancy and improved quality of life. In 1997, the Company, in collaboration with the National Institutes of Health under a collaborative research and development agreement ("CRADA"), conducted a Phase I clinical trial designed to characterize the safety and pharmacokinetic profile of alpha-gal. Ten patients with Fabry disease were treated with a single dose of highly purified alpha-gal manufactured at TKT, with two patients treated at each of five escalating dose levels. Plasma half-life and alpha-gal enzyme activity were examined before and after treatment, along with a series of clinical and laboratory safety assessments. Nine out of ten patients showed a reduction of the toxic lipid that causes the symptoms of Fabry disease, with the reduction observed in both liver and kidney. The treatment was well-tolerated, and no clinically significant side-effects were observed. The half-life of the enzyme appears to support dosing at intervals of one week or longer.

     The Company initiated Phase II trials of its alpha-gal product in December 1998 with patients with Fabry disease. The 24 patient, placebo-controlled trial is being conducted at the National Institutes of Health and is expected to be completed by the end of 1999. The goal of the study is to assess safety and efficacy of the alpha-gal protein as a treatment for the disorder.

     The Company has received Fast Track designation for alpha-gal from the FDA; accordingly, the FDA is expected to review the Company's BLA within six months of submission. TKT has also received Orphan Drug status for alpha-gal, potentially giving the Company a seven year market exclusivity in the U.S. following FDA approval. The Company has entered into a contract manufacturing agreement to produce alpha-gal. Development of a cell line for commercial manufacturing has been completed.

     In December 1998, the Company announced that it had entered into a distribution agreement with Sumitomo Pharmaceuticals Co., Ltd. to commercialize TKT's alpha-gal in Japan and other Asian territories. Under the terms of the agreement, Sumitomo paid TKT an upfront fee of $2,000,000 and is obligated to make additional payments to TKT as the product moves through development and commercialization.

     HUNTER SYNDROME. TKT's second target in the Niche Protein platform is Hunter syndrome. Hunter syndrome is a X-linked lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulphatase (I2S). As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient. Physical manifestations include skeletal deformities, obstructive airway disease, cardiac failure and, in severe cases, central nervous system involvement. Cardiac and respiratory illness are often the cause of death at an early age in patients with the disorder. It is estimated that there are several thousand Hunter syndrome patients in the developed world.

     The Company believes that I2S enzyme replacement therapy could result in an elimination of many of the clinical manifestations associated with Hunter syndrome and an increased life expectancy and quality of life. The Company plans to file an IND covering its I2S product in late 1999 or early 2000. The Company has entered into a contract manufacturing agreement to produce I2S. A commercial quality cell line has been developed, and commercial scale up is nearing completion.

GENE THERAPY TECHNOLOGY

     TKT'S GENE THERAPY APPROACH. The first three waves of protein production have a critical feature in common: regardless of methodology, the proteins are manufactured outside the human body. The Company believes that its approach to gene therapy, Transkaryotic Therapy, represents the fourth wave of protein production--a system that would restore the patient's natural ability to produce a required therapeutic protein.

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

     There are a large number of technical approaches to gene therapy, but two basic distinctions can be used to characterize the field. The first distinction is viral versus non-viral. Viral gene therapy approaches use genetically modified viruses to introduce genes into human cells by infection. Non-viral approaches use noninfectious (chemical or physical) means to introduce the genes. The second distinction is in vivo versus ex vivo. in vivo gene therapies are based on the administration of DNA-based drugs directly to the patient. ex vivo gene therapies are based on removing a small number of cells from a patient, introducing a gene into the cells and implanting the engineered cells into the patient.

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

     TKT scientists have successfully accomplished all of the tasks set forth in Table II and, in model systems, have successfully delivered therapeutic proteins for the lifetime of the experimental animals. Much of TKT's work has focused on gene therapy using fibroblasts, a cell type present in the skin (and throughout the body) that is readily obtained from patients and propagated in culture. The Company has developed a variety of methodologies for the stable transfection of normal human cells. "Stable transfection" means that the introduced DNA fragment becomes part of a chromosome in the treated cell. One such methodology is electroporation, a technique based on subjecting cells to a brief electrical pulse. The pulse transiently opens small pores in the cell membrane that allow the DNA fragments of interest to enter the cell. The technique is simple, reproducible (it works for a variety of cell types and for cells derived from newborns to the elderly), efficient (one electroporation provides many more transfected cells than required for treatment) and cost-effective (less than one dollar per reaction).

TABLE II.  TKT'S GENE THERAPY SYSTEM: SUMMARY OF SELECTED TECHNICAL
ACCOMPLISHMENTS


                    TASKS                                    ACHIEVEMENT                                      COMMENTS
                    -----                                    -----------                                      --------

 Cell types propagated                       Fibroblasts, myoblasts, mammary epithelial        Cells retain normal properties
                                             cells

 Proteins expressed                          Factor VIII, Factor IX, Growth Hormone,           All expressed at levels of at least 1
                                             Insulin, Interleukin-2, LDL receptor, alpha-gal   ug/million cells/day

 Transfection methodologies applied          Electroporation, microinjection, polybrene        All with efficiencies greater than 1
                                             and calcium phosphate precipitation               stably transfected cell per thousand
                                                                                               treated cells

 Proteins characterized                      Factor VIII, Factor IX, Growth Hormone,           All with natural post-translational
                                             alpha-gal                                             modifications

 In vivo expression observed                 Factor VIII, Factor IX, Growth Hormone,           All at physiologic levels in animal
                                             Insulin                                           models



     The Company believes it has developed the basic technologies required for a safe and effective gene therapy approach which can be refined and optimized for patient use. In patients, TKT envisions that, in general, the system would function as follows:

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

     CLINICAL DEVELOPMENT STATUS. The Company's first gene therapy clinical trial is a Phase I study based on the implantation of genetically modified skin fibroblasts to express growth hormone in cancer patients at risk for cachexia. The principal purpose of this study is to determine the safety of the Company's gene therapy in humans. At December 31, 1998, a total of 20 patients had been enrolled in five escalating dosage blocks, with four patients per block. Community physicians have injected the modified cells under the skin of subjects; all patient procedures have been performed on an out-patient basis. Preliminary data from this study suggests that the administration of the
genetically-engineered cells appears to be well-tolerated.    Prior to
proceeding with further clinical development (beyond Phase I) of this product, the Company intends to seek a collaborative partner.

     In December 1998, the Company began the first clinical trial evaluating a gene therapy treatment for hemophilia. Twelve patients will be enrolled in the Phase I safety study, which will be conducted at the Beth Israel Deaconess Medical Center in Boston, Massachusetts. The trial is expected to take up to three years to complete, including a two year follow up period following the treatment phase.

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

     TKT's approach to the treatment of hemophilia A is based on the production and delivery of Factor VIII using Transkaryotic Therapy. The Company believes that its Factor VIII gene therapy product has the potential to provide a constant supply of therapeutic levels of the missing protein, effectively eliminating the problem of rapid disappearance of the therapeutic protein. The Company has produced clonal populations of human fibroblasts which have been transfected to express Factor VIII in vitro, demonstrated that the protein is properly processed and achieved protein expression in animals. As described above, the Company commenced Phase I clinical trials of its gene therapy approach for the long-term delivery of Factor VIII in November 1998.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     PROPRIETARY ISSUES. For many currently marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified. As such, it was generally not possible to obtain a broad composition of matter patent for many of the currently marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods (including methods of producing proteins using this approach) led to issued patents in many cases. TKT believes that, by completely avoiding the use of isolated and purified DNA sequences encoding proteins of commercial interest, the Company's technology does not infringe claims based on isolated and purified DNA sequences encoding such proteins. Furthermore, the Company intends to avoid the use of technologies (such as specific protein purification procedures) that are the subject of patents that are not limited to protein products manufactured using conventional genetic engineering techniques.

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

     At December 31, 1998, the Company had six issued U.S. patents and 28 pending patent applications in the U.S. to protect its proprietary methods and processes. It has also filed corresponding foreign patent applications for certain of these U.S. patent applications. The issued U.S. patents and patent applications relate to the Gene Activation platform in general, DNA sequences required for Gene Activation, vectors required for Gene Activation, cells modified by Gene Activation, proteins produced by Gene Activation, corresponding Gene Activation methods, the Transkaryotic Therapy platform in general, the Niche Protein Platform in general, methods of propagating and transfecting cells, methods for obtaining expression of therapeutic proteins and homologous recombination in cells, and cells modified by the preceding methods.

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

     LICENSING. The Company has entered into several licensing agreements under which it has acquired certain worldwide rights to use proprietary genes and related technology in its non-viral gene therapy products. In particular, the Company has a nonexclusive license for certain non-viral gene therapy applications from GI with respect to GI's patented Factor VIII genes and a nonexclusive sublicense for non-viral gene therapy applications from British Technology Group plc ("BTG") with respect to BTG's patented Factor IX gene. In addition, the Company has an exclusive license to certain pending and issued patents from Women's and Children's Hospital, North Adelaide, Australia related to certain mucopolysaccharidoses (MPS), including Hurler and Scheie syndrome (MPS I), Hunter syndrome (MPS II) and Sanfilippo syndrome (MPS III). TKT's rights under these gene licenses and sublicenses are for the term of the last to expire patent included in the licensed patent rights. Although the Company is not currently in default under any of these agreements, there can be no assurance that such defaults will not occur in the future. Should such a default occur and any of these licenses or sublicenses be terminated in the future, the Company could lose the right to continue to develop one or more of its potential products, which loss could have a material adverse effect upon the Company's business.

COMPETITION

     The Company believes that the primary competitive factors relating to the products that it is developing include safety, efficacy, reliability, distribution channels and price, and disease management services. In addition, the length of time required for products to be developed and to obtain regulatory and, in some cases, reimbursement approval are important competitive factors. The biotechnology industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so.

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

     GENE ACTIVATION. At present, the Company considers its primary competition with respect to its Gene Activation technology to be companies involved in the current production of therapeutic proteins. These companies have obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as an effective entry barrier in the $15 billion protein therapeutics market (1998 worldwide revenues). Several pharmaceutical and biotechnology companies have an established presence in the field of therapeutic protein production. For example, erythropoietin is marketed by Johnson & Johnson ("J&J") and Amgen in the U.S.; by Boehringer Mannheim GmbH and J&J in Europe; and by Sankyo Company Ltd. and Chugai Pharmaceutical Co., Ltd. in Japan.

     NICHE PROTEINS. For many of the disease targets of the Company's Niche Protein program, there is currently no cure or effective treatment. Treatments are generally focused on the management of the disease's clinical symptoms, particularly pain. In general, the Company believes that these diseases may represent markets too small to attract the resources of larger pharmaceutical companies, but provide attractive commercial opportunities to smaller companies, such as TKT. The Company believes its major competition with respect to Fabry disease and Gaucher disease to be Genzyme Corporation.

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

     After completion of clinical trials of a new product, FDA marketing approval must be obtained. License applications submitted to the FDA have historically taken two to five years to receive approval. The Company expects that its products will be regulated as biologics. Traditionally, both a Product License Application and an Establishment License Application have been required prior to commercial marketing. The FDA will be proposing regulations to implement the new BLA provision in the Food and Drug Administration Modernization Act of 1997 (the "Act"), which allows for a single license application. The Act sets as a goal for the FDA, but does not require the review and action on a complete license application within 12 months. In addition, if the FDA determines that a product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life threatening disease, the FDA may designate the product for priority review, in which case the FDA's goal is to review and act on the complete license application within six months of the submission date. To the extent one of the Company's products might fall within the existing or future BLA regulations for certain enumerated biotechnology products, these regulations may provide guidance regarding FDA expectations. If the FDA determines that an application is incomplete, or that important issues are unanswered by the data in the application, approval times could be delayed significantly. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the license application does not satisfy its criteria for approval.

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

     The Company believes that many of its Gene Activation products are likely to be reviewed within the FDA by CBER. CBER currently has no "bioequivalence" pathway for the rapid approval of closely-related biologics. The Company believes that its Gene Activated products will be treated as new biologic entities and require a complete regulatory and clinical program. However, these programs may have the advantage of focusing on Gene Activated products with conventional, previously approved, counterparts that are well-known to regulatory authorities around the world (in contrast to a typical new biologic, which has no related history concerning its safety and efficacy in humans).

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

EMPLOYEES

     As of December 31, 1998, the Company had 178 full-time employees, including 155 in research and development. The Company's employees are not covered by any collective bargaining agreement. TKT considers relations with its employees to be good.

TRADEMARKS

     TRANSKARYOTIC THERAPIES(TM), TKT(TM), TRANSKARYOTIC THERAPY(TM), NICHE PROTEIN(TM), GA-EPO(TM), GENE ACTIVATED(TM), and GA(TM) are trademarks of the Company.

ITEM 2.   PROPERTIES

     The Company leases a total of approximately 108,000 square feet of laboratory and office space in buildings located in Cambridge, Massachusetts. These facilities include pilot facilities for gene therapy and protein product manufacturing.

     The Company's current facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet its facilities requirements through development of a new facility or conversion of an existing building. The Company expects to seek financing for all or a significant portion of the cost of any new facility.

ITEM 3.   LEGAL PROCEEDINGS

     In April 1997, Amgen filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI, the Company's collaborative partner. The complaint in the action alleges that the Company's Gene Activated erythropoietin product ("GA-EPO") and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, TKT and HMRI filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI opposed that motion, stating that there has been no infringement.

     In April 1998, the U.S. District Court granted TKT and HMRI's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and HMRI's GA-EPO related activities to that date had been solely for uses reasonably related to the production of information for submission to the FDA for regulatory approval and, under the Hatch-Waxman Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that issuance by the FDA of a product license presumably would constitute good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine any hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

     Should the case be reopened, the Company can provide no assurance as to the outcome of this litigation. A decision by the court in Amgen's favor, including the issuance of an injunction against the making, use or sale of GA-EPO by the Company and HMRI in the United States, or any other conclusion of the litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

     Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between HMRI and the Company, HMRI assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances.

     There can be no assurance that the Company will not in the future become subject, in the United States or any other country, to additional patent infringement claims, interferences and other litigation involving patents, or any patents that may issue on any pending patent applications, including Amgen patent applications.

     The Company is currently involved in a patent interference proceeding before the PTO involving a patent and several patent applications in the gene therapy field. See "Item 1 - Business--Patents- Proprietary Rights and Licenses."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICES OF THE REGISTRANT

         The executive officers of the Company are as follows:

 Name                            Age   Position held with the Company
 ----                            ---   ------------------------------

 Richard F Selden, M.D., Ph.D.   40    President, Chief Executive Officer

 Douglas A. Treco, Ph.D.         41    Senior Vice President, Research and
                                       Development

 Christoph M. Adams, Ph.D.       42    Vice President, Business Development

 Daniel E. Geffken               42    Vice President, Finance, Chief Financial
                                       Officer and Secretary

 Kurt C. Gunter, M.D.            44    Vice President, Clinical and Regulatory
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

     Douglas A. Treco, Ph.D. has directed research at the Company since its inception in 1988. Since February 1997, he has served as the Senior Vice President, Research and Development and from June 1993 to February 1997, he served as Vice President, Director of Research and Development. Prior to joining the Company, Dr. Treco was a Research Fellow in Genetics, Department of Molecular Biology, Massachusetts General Hospital and Department of Genetics, Harvard Medical School. He received a B.S. in Biology and Chemistry from the University of Delaware and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York, Stony Brook.

     Christoph M. Adams, Ph.D. has served as Vice President, Business Development of the Company since March 1994. From May 1991 to February 1994, Dr. Adams was Business Development Manager at the Pharmaceuticals Division of Ciba-Geigy AG in Basel, Switzerland. Dr. Adams received a Ph.D. in Organic Chemistry from the University of Zurich and a M.B.A. from INSEAD, Fontainebleau, France.

     Daniel E. Geffken has served as Vice President, Finance and Chief Financial Officer of the Company since February 1997. From June 1993 to February 1997, Mr. Geffken was Chief Financial Officer of CytoTherapeutics, Inc., a biotechnology company, and from December 1995 to February 1997, he served as Vice President. He received a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from the Harvard Business School.

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

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock commenced trading on October 17, 1996 on the Nasdaq National Market under the symbol "TKTX." As of March 5, 1999, there were 165 holders of record of the Company's Common Stock.

     The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.


                                                            HIGH        LOW
                                                         ----------   --------
1998
QUARTER ENDED:
  December 31 . . . . . . . . . . . . . . . . . . . . .  $ 25 15/16   $ 15 1/8
  September 30  . . . . . . . . . . . . . . . . . . . .    30           19 1/8
  June 30 . . . . . . . . . . . . . . . . . . . . . . .    36           25 3/4
  March 31  . . . . . . . . . . . . . . . . . . . . . .    39 1/8       29
1997
QUARTER ENDED:
  December 31 . . . . . . . . . . . . . . . . . . . . .  $ 43 1/4     $  27
  September 30  . . . . . . . . . . . . . . . . . . . .    44 3/4        27 3/4
  June 30 . . . . . . . . . . . . . . . . . . . . . . .    32 1/4        12 3/4
  March 31  . . . . . . . . . . . . . . . . . . . . . .    25 3/4        17

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipated paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five years ended December 31, 1998 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.


                                                                YEAR ENDED DECEMBER 31,

 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1998       1997      1996       1995      1994
     STATEMENT OF OPERATIONS DATA

 License and research revenues                       $  5,325   $  5,788   $  4,225   $ 15,400  $ 10,000

 Research and development expenses                     25,617     18,111     14,019     10,529     9,126

 Net income (loss)                                    (19,965)   (12,871)   (11,972)     2,074    (3,422)

 Basic net income (loss) per share (pro forma in        (1.05)     (0.74)     (0.98)      0.19
   1996 and 1995)

 Shares used to compute basic net income (loss) per    19,052     17,394      12,262    10,862
   share (pro forma in 1996 and 1995)


                                                                       December 31,

 (IN THOUSANDS)                                        1998       1997      1996       1995      1994
     BALANCE SHEET DATA

 Cash and marketable securities                     $110,155    $129,554   $ 86,255    $ 34,485  $  7,579

 Total assets                                        117,962     134,948     90,998      39,218    13,472

 Redeemable preferred stock                               --          --         --       4,440     4,230

 Total stockholders' equity                          113,646     131,749     89,644      33,541     7,073


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in 1988, Transkaryotic Therapies, Inc. (the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene Activated proteins, Niche Protein products and gene therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 2000. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 1998, the Company's accumulated deficit was $69,952,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     License and research revenues totaled $5,325,000, $5,788,000 and $4,225,000 for the years ended December 31, 1998, 1997 and 1996, respectively. With the exception of a $2,000,000 non-refundable upfront payment from Sumitomo Pharmaceuticals Co., Ltd. relating to the development and commercialization of the Company's Fabry disease product in Japan and other Asian countries in 1998, all other revenues in each fiscal year were earned from two collaborative agreements with Hoechst Marion Roussel, Inc. ("HMRI").

     Research and development expenses totaled $25,617,000 in 1998, as compared to $18,111,000 in 1997 and $14,019,000 in 1996. The increase in 1998 of
$7,506,000, or 41%, was principally due to increases in external development services, research and development staffing and laboratory supplies in each of the Company's product development platforms. In particular, preclinical and clinical costs for the Company's Fabry disease and hemophilia A programs, as well as manufacturing costs associated with the Fabry disease program, were significant components of the increase. During 1999, the costs related to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded. The increase in 1997 of $4,092,000, or 29%, was principally due to an increase in external development costs, research and development staffing and laboratory supplies and expenses related thereto in each of the Company's product development platforms.

     General and administrative expenses were $6,409,000 for the year ended December 31, 1998, compared with $6,279,000 and $4,729,000 in 1997 and 1996, respectively.  The increase in 1998 of

$130,000, or 2%, was principally due to increases in the number of administrative staff. The increase in 1997 of $1,550,000, or 33%, was principally due to increases in administrative employee costs and expenses associated with being a publicly-held company. During 1999, general and administrative costs are expected to increase significantly as the Company begins to build sales, marketing and distribution capabilities related to the commercialization of products in its Niche Protein product platform.

     Interest income was $6,736,000, $5,731,000 and $2,551,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The average cash and marketable securities balances were $120,779,000, $102,161,000 and $48,673,000 in 1998, 1997 and 1996, respectively. The increases in interest income in 1998 and 1997 resulted generally from higher average balances in each of the years. Higher average balances in the respective years resulted from the Company's initial public offering in October 1996 and a follow-on offering in July 1997. In 1998, the effect of the increase in average balances on interest income was offset by a decline in yield. In the current interest rate environment, the Company anticipates yields from cash and marketable securities will decline significantly from amounts earned in 1998 and 1997.

     The Company had a net loss of $19,965,000, $12,871,000 and $11,972,000 in
1998, 1997 and 1996, respectively.


LIQUIDITY AND SOURCES OF CAPITAL

     Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements and interest income.

     The Company had unrestricted cash, cash equivalents and marketable securities totaling $110,155,000 at December 31, 1998. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

     In July 1997, the Company completed a direct placement of 1,700,000 shares of common stock, resulting in net proceeds to the Company of $52,900,000.

     The Company leased additional facilities in the fourth quarter of 1998 which will be used for research and development. Equipment and improvements to the space are estimated to cost approximately $14,000,000. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At December 31, 1998, no amounts were outstanding under this facility.

     Even after lease of the new space referred to in the prior paragraph, the Company's facilities may not be adequate to accommodate the Company's needs beyond 2000. The Company currently expects to meet any additional facilities requirements through development of a new facility or conversion of an existing building. The Company intends to seek financing for all or a significant portion of the cost of any additional facilities. There can be no guarantee that financing will be available on favorable terms, if at all.

     At December 31 1998, the Company had commitments totaling $6,911,000 for certain product development activities with third parties for 1999.

     In May 1994, the Company and HMRI entered into an agreement to commercialize the Company's GA-EPO product. Under the terms of the agreement, HMRI is obligated to pay the Company a total of $58,000,000 upon completion of all milestones and objectives set forth in the agreement. As of December 31, 1998, the Company had received $26,500,000. The remaining $31,500,000 in payments are contingent upon HMRI's achievement of certain GA-EPO clinical development milestones.

     In March 1995, the Company entered into a second agreement with HMRI to commercialize GA-II. Pursuant to the agreement, the Company also granted HMRI an option to commercialize certain aspects of the Company's gene therapy technologies applicable to this protein. Under the terms of the agreement, HMRI is obligated to pay the Company a total of $67,000,000 upon completion of all milestones and objectives set forth in the agreement. At December 31, 1998, the Company had received $30,500,000. The remaining $36,500,000 to be paid to the Company by HMRI consists primarily of milestone payments contingent upon the development of the product resulting from the licensed technology.

     HMRI is responsible for the worldwide development, manufacturing and marketing of GA-EPO, and the Company is entitled to receive a royalty based on net sales.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $62,700,000, which expire at various times through 2013. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

     Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities, establishment of sales, marketing and distribution capabilities and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources, interest income and proceeds from equity offerings, debt financings and funding from collaborative arrangements will be required to fund operations.

     The Company expects to pursue opportunities to obtain additional financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

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

     The Company has been engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 11 to Notes to Consolidated Financial Statements, which is incorporated by reference herein.

YEAR 2000

     The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. As a result, some computer programs are unable to differentiate between the year 1900 and the year 2000. This could result in miscalculations and system failures.

     The Company has established a multidisciplinary Year 2000 project committee. The committee has assessed the Company's software, hardware, communications systems, applications and networks, as well as other date sensitive equipment. Mission critical systems such as the accounting system have been found compliant or will be upgraded prior to June 1999. The remaining systems are currently being tested to identify those systems which would be affected by Year 2000 non-compliance. In most cases, vendors have offered free
upgrades or the systems were already scheduled for upgrade.   Therefore, the
cost for obtaining Year 2000 compliance will be minimal for internal systems. The Company believes its internal systems will not pose significant operating issues for the Company as a result of the Year 2000.

     In addition to the Company's internal risks, the Company is dependent upon a number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, service providers, public utilities and research partners. If these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could seriously affect the Company's business operations. The Company is in the process of contacting its significant external business partners to determine the extent to which the Company is vulnerable to their failure. The Company expects this process to be complete by September 1999.

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


FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activated, gene therapy, or Niche Protein product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications, and other risks set forth below, under the caption "Certain Factors That May Affect Future Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 1998 and presented elsewhere by management from time to time.

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

     In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), the Company's collaborative partner. The complaint in the action alleged that the Company's Gene Activated product development program for the production of GA-EPO and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages.

     In November 1997, TKT and HMRI filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI opposed that motion, stating that there had been no infringement.

     In April 1998, the U.S. District Court granted TKT and HMRI's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and HMRI's GA-EPO related activities to that date had been solely for uses reasonably related to the production of information for submission to the FDA for regulatory approval and, under the Hatch-Waxman Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that the issuance by the FDA of a product license presumably would constitute good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

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

     Pursuant to the Company's license agreement with HMRI, HMRI assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances.

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

     PATENTS AND PROPRIETARY RIGHTS. The Company's success may depend in large part on its ability to obtain patent protection for its processes and potential products in the U.S. and other countries and to obtain the right to use in its potential products genes or other technology that have been or may be patented by others. At December 31, 1998, the Company had six issued U.S. patents and 28 pending patent applications in the U.S. to protect its proprietary methods and processes; it has also filed foreign patent applications corresponding to certain of these U.S. patent applications. In addition, the Company has entered into several agreements to license proprietary rights from other parties. However, the patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued or that, if issued, the patents will not be challenged, invalidated or circumvented or will afford protection against competitors with similar technology.

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

     Although the Company has licensed proprietary rights to certain genes (for example, for Factor VIII and Factor IX) to be used in its gene therapy products and to certain patents (for example, for certain pending and issued patents related to mucopolysaccharidoses), the Company presently has no proprietary rights to certain other genes that it may later seek to use in its products and which may be the subject of issued third party patents or pending patent applications. As a result, the Company may be required to obtain licenses under third party patents in order to market certain of its products. If such licenses are not made available to the Company on acceptable terms, the Company will not be able to market such products. In addition, under the Company's license and sublicense agreements, the licensors and sublicensors may terminate these agreements upon the Company's failure to meet certain specified milestones. Any such termination of an existing license or sublicense by any such licensor or sublicensor, or any inability by the Company to obtain any required license, could have a material adverse effect on the Company's business.

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

     EARLY STAGE OF DEVELOPMENT; COMMERCIAL UNCERTAINTY. TKT is at an early stage of development. All of the Company's potential products are in research, preclinical development or clinical development. No revenues have been generated from product sales, and no such revenues are expected until 2000 at the earliest.

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

     All of TKT's potential Niche Protein products are in research, preclinical development or clinical development. No revenues have been generated from product sales, and the Company believes no such revenues will be realized until at least 2000. Extensive research, development, preclinical and clinical testing and the regulatory review process will be required before marketing approval can be obtained. The Company cannot predict with certainty when it will be able to commercialize any of its potential Niche Protein products, if at all.

     TECHNOLOGICAL UNCERTAINTY. Each of the Company's three product platforms involves new and rapidly evolving technologies. All of the Company's potential products are in pre-clinical or clinical stages of development and will require substantial additional development efforts and regulatory approvals prior to market introduction.

     The Company's Gene Activated and Niche Protein products are either in clinical development or have not yet been tested in humans. While certain of the Company's potential gene therapy products are in clinical development, the Company believes that its product candidates in this area are even further from commercial introduction. Existing preclinical and clinical data on the safety and efficacy of the Company's potential products are limited.

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

     Of the gene therapy products under development at the Company, one, for the treatment of cachexia, and a second, for the treatment of hemophilia A, are in Phase I clinical trials. There can be no assurance that the Company will be able to obtain authorization from the FDA for additional human clinical testing for any of its other gene therapy products currently in research or preclinical development.

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

     There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any Gene Activated or gene therapy products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed and contain requirements for post-marketing follow-up studies. Because gene therapy is a relatively new technology and products for gene therapy have not been extensively tested in humans, the regulatory requirements governing gene therapy products may be subject to substantial additional review by various regulatory authorities in the U.S. and abroad. These requirements may result in extensive delays in initiating clinical trials of gene therapy products and in the regulatory approval process in general.

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

     HISTORY OF OPERATING LOSSES; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company has experienced significant operating losses since its inception in 1988. As of December 31, 1998, the Company had an accumulated deficit of $69,952,000. The Company expects that it will continue to incur substantial losses until at least 2000 and expects cumulative losses to increase until then as the Company's research and development efforts expand. The Company expects that such losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will ever achieve sales or profitability. To date, the Company has not received any revenues from product sales.

     The Company will require substantial funds to conduct research and development (including preclinical and clinical testing) of its potential products and to manufacture and market any products that are approved for commercial sale. Based on its current operating plan, the Company believes that its available cash will be adequate to satisfy its capital needs into 2001. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the scope and results of clinical trials, the timing and receipt of milestone payments, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, competing technological and market developments, the ability of the Company to establish and maintain collaborative arrangements, and the cost of manufacturing and commercialization activities. The Company also will require capital to fund the costs of its additional facilities requirements. The Company intends to seek additional funding through collaborative arrangements and/or through public or private financings. There can be no assurance that additional financing will be available on acceptable terms, if at all.

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

     The Company is initially focusing its Gene Activated product efforts on established products with proven safety and efficacy. The Company anticipates that companies selling such products will compete vigorously against any Gene Activated products offered by the Company or its collaborators. There can be no assurance that the Company's Gene Activated products will be accepted by medical centers, hospitals, physicians or patients in lieu of existing products, or as to the effect of such competition on the market prices of the Company's products.

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

     NO MANUFACTURING OR DISTRIBUTION OR MARKETING CAPABILITIES; DEPENDENCE ON THIRD PARTY MANUFACTURERS. Although the Company has pilot gene therapy and protein manufacturing facilities, it has only limited manufacturing experience and no commercial scale manufacturing capabilities. The Company will need to develop, contract for or otherwise arrange for such capabilities, for example, through collaborative partners, to commercialize any of its products. If the Company is delayed in establishing suitable manufacturing capabilities, the Company's ability to conduct human clinical testing may be adversely affected, resulting in the delay of submission of potential products for regulatory approval and initiation of new development programs. In addition, there can be no assurance that the Company will be able to manufacture products at a reasonable cost, that the Company will be able to price products competitively or, if priced competitively, that the Company will be able to achieve margins sufficient to allow it to achieve profitability.

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

     DEPENDENCE ON COLLABORATIVE PARTNERS. The Company has entered into arrangements with HMRI on two of its Gene Activation development programs, with Sumitomo on one of its Niche Protein products, and with GI on a gene therapy development program. Each agreement with HMRI is subject to termination without cause on short notice under certain circumstances, and there is no assurance that in the future either partner will not exercise its termination rights. The Company is relying on HMRI to develop, conduct clinical trials, obtain regulatory approval for the sale of, manufacture and market worldwide GA-EPO and GA-II. There can be no assurance that these collaborative partners will devote the resources necessary to complete development of and commercialize these potential products. Should these collaborative partners fail to develop and commercialize these two potential products, the Company's business would be materially adversely affected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Stockholders' Equity for the period January 1, 1996 through December 31, 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                           REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 1998 and 1997, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 /s/ Ernst & Young LLP

Boston, Massachusetts
February 5, 1999

                           TRANSKARYOTIC THERAPIES, INC.

                            CONSOLIDATED BALANCE SHEETS



 (in thousands, except par values)                           DECEMBER 31,
                                                      -----------------------
                                                        1998          1997
                                                     ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                          $   31,760    $   23,922
  Marketable securities                                  78,395       105,632
  Prepaid expenses and other current assets               2,334           551
                                                     ----------    ----------
     Total current assets                               112,489       130,105
Property and equipment, net                               5,140         4,505
Other assets                                                333           338
                                                     ----------    ----------
                                                     $  117,962    $  134,948
                                                     ----------    ----------
                                                     ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,456      $  1,656
  Accrued expenses                                        2,860         1,543
                                                     ----------    ----------
     Total current liabilities                            4,316         3,199

Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000 shares
    authorized; no shares issued and outstanding             --            --
  Common stock, $.01 par value; 30,000 shares
    authorized, 19,126 and 18,929 shares issued
    and outstanding at December 31, 1998 and 1997,
    respectively                                            191           189
  Additional paid-in capital                            186,067       185,451
  Accumulated deficit                                   (69,952)      (49,987)
  Deferred compensation                                  (2,632)       (3,940)
  Accumulated other comprehensive
    income (loss)                                           (28)           36
                                                     ----------    ----------
      Total stockholders' equity                        113,646       131,749
                                                     ----------    ----------
                                                     $  117,962    $  134,948
                                                     ----------    ----------
                                                     ----------    ----------



            See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except for per share amounts)

                                                 YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1998         1997          1996
                                          --------     --------      --------
License and research revenues             $  5,325     $  5,788      $  4,225

Operating expenses:
  Research and development                  25,617       18,111        14,019
  General and administrative                 6,409        6,279         4,729
                                          --------     --------      --------
                                            32,026       24,390        18,748
                                          --------     --------      --------
Loss from operations                       (26,701)     (18,602)      (14,523)
Interest income                              6,736        5,731         2,551
                                          --------     --------      --------

Net loss                                  $(19,965)    $(12,871)     $(11,972)
                                          --------     --------      --------
                                          --------     --------      --------

Basic and diluted net loss per share
  (pro forma in 1996)                     $  (1.05)    $  (0.74)     $  (0.98)
                                          --------     --------      --------
                                          --------     --------      --------

Shares used in computing basic and
  diluted net loss per share (pro forma
   in 1996)                                 19,052       17,394        12,262
                                          --------     --------      --------
                                          --------     --------      --------



            See accompanying Notes to Consolidated Financial Statements.

                            TRANSKARYOTIC THERAPIES, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





(in thousands)                                            PREFERRED STOCK                   COMMON STOCK
                                                  ------------------------------    -------------------------------
                                                      SHARES           AMOUNT           SHARES             AMOUNT
                                                  -------------    -------------    -------------     -------------
BALANCE AT JANUARY 1, 1996                                2,944    $       2,944            5,198     $          52
Issuance of convertible preferred stock                   1,133            1,133               --                --
Issuance of common stock, net                                --               --            2,831                28
Deferred compensation related to restricted
  stock and stock options granted                            --               --               --                --

Compensation expense related to equity issuances             --               --               --                --
Redeemable preferred stock dividend accretion                --               --               --                --
Conversion of preferred stock into common stock          (4,077)          (4,077)           8,585                86
Unrealized loss on marketable securities                     --               --               --                --
Net loss                                                     --               --               --                --
Comprehensive loss                                           --               --               --                --
                                                  -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1996                                 --               --           16,614               166
Issuance of common stock, net                                --               --            2,315                23
Deferred compensation related to stock options
  granted                                                    --               --               --                --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                               --               --               --                --
Compensation expense related to equity issuances             --               --               --                --
Unrealized gain on marketable securities                     --               --               --                --
Net loss                                                     --               --               --                --
Comprehensive loss                                           --               --               --                --
                                                  -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1997                                 --               --           18,929               189

Issuance of common stock, net                                --               --              201                 2

Compensation expense related to equity issuances             --               --               --               --
  Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                               --               --               (4)               --
Unrealized loss on marketable securities                     --               --               --                --
Net loss                                                     --               --               --                --
Comprehensive loss                                           --               --               --                --
                                                  -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1998                                 --               --           19,126     $         191
                                                  -------------    -------------    -------------     -------------
                                                  -------------    -------------    -------------     -------------

          See accompanying Notes to Consolidated Financial Statements


                                                                    CUMULATIVE
                                                    ADDITIONAL     ACCRETION OF
(in thousands)                                       PAID-IN         PREFERRED       ACCUMULATED
                                                     CAPITAL           STOCK           DEFICIT
                                                  -------------    -------------    -------------
BALANCE AT JANUARY 1, 1996                        $      58,331    $      (1,440)   $     (25,144)
Issuance of convertible preferred stock                  22,388               --               --
Issuance of common stock, net                            39,032               --               --
Deferred compensation related to restricted
  stock and stock options granted                         5,054               --               --

Compensation expense related to equity issuances             --               --               --
Redeemable preferred stock dividend accretion                --             (158)              --
Conversion of preferred stock into common stock           6,991            1,598               --
Unrealized loss on marketable securities                     --               --               --
Net loss                                                     --               --          (11,972)
Comprehensive loss                                           --               --               --
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1996                            131,796               --          (37,116)
Issuance of common stock, net                            53,754               --               --
Deferred compensation related to stock options
  granted                                                   526               --               --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                             (625)              --               --
Compensation expense related to equity issuances             --               --               --
Unrealized gain on marketable securities                     --               --               --
Net loss                                                     --               --          (12,871)
Comprehensive loss                                           --               --               --
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1997                            185,451               --          (49,987)

Issuance of common stock, net                               808               --               --

Compensation expense related to equity issuances             --               --               --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                             (192)              --               --
Unrealized loss on marketable securities                     --               --               --
Net loss                                                     --               --          (19,965)
Comprehensive loss                                           --               --              --
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1998                      $     186,067               --    $     (69,952)
                                                  -------------    -------------    -------------
                                                  -------------    -------------    -------------

          See accompanying Notes to Consolidated Financial Statements

                                                                    ACCUMULATED
                                                                       OTHER            TOTAL
(in thousands)                                        DEFERRED     COMPREHENSIVE    STOCKHOLDERS'
                                                   COMPENSATION     INCOME (Loss)      EQUITY
                                                  -------------    -------------    -------------
BALANCE AT JANUARY 1, 1996                              $(1,244)             $42        $  33,541
Issuance of convertible preferred stock                      --               --           23,521
Issuance of common stock, net                                --               --           39,060
Deferred compensation related to restricted
  stock and stock options granted                        (5,054)              --               --

Compensation expense related to equity issuances          1,080               --            1,080
Redeemable preferred stock dividend accretion                --               --             (158)
Conversion of preferred stock into common stock              --               --            4,598
Unrealized loss on marketable securities                     --              (26)             (26)
Net loss                                                     --               --          (11,972)
                                                                                    -------------
Comprehensive loss                                           --               --          (11,998)
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1996                             (5,218)              16           89,644
Issuance of common stock, net                                --               --           53,777
Deferred compensation related to stock options granted     (526)              --               --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                              625               --               --
Compensation expense related to equity issuances          1,179               --            1,179
Unrealized gain on marketable securities                     --               20               20
Net loss                                                     --               --          (12,871)
                                                                                    -------------
Comprehensive loss                                           --               --          (12,851)
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1997                             (3,940)              36          131,749

Issuance of common stock, net                                --               --              810

Compensation expense related to equity issuances          1,116               --            1,116
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                              192               --               --
Unrealized loss on marketable securities                     --              (64)             (64)
Net loss                                                     --               --          (19,965)
                                                                                    -------------
Comprehensive loss                                           --               --          (20,029)
                                                  -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1998                            $(2,632)            $(28)        $113,646
                                                  -------------    -------------    -------------
                                                  -------------    -------------    -------------




             See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS




(in thousands)                                                          YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                              1998                1997                1996
                                                         -------------       -------------       -------------
OPERATING ACTIVITIES:
Net loss                                                 $     (19,965)      $     (12,871)      $     (11,972)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                2,056               2,092               1,575
    Compensation expense related to equity
      issuances                                                  1,116               1,179               1,080
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid  expenses and
      other current assets                                      (1,783)                267                (721)
    Increase (decrease) in accounts payable                       (200)              1,044                  97
    Increase in accrued expenses                                 1,317                 801                  21
                                                         -------------       -------------       -------------
Net cash used for operating activities                         (17,459)             (7,488)             (9,920)
                                                         -------------       -------------       -------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                   134,491             117,669              63,871
Purchases of marketable securities                            (107,318)           (147,440)           (116,793)
Purchases of property and equipment                             (2,660)             (2,936)               (779)
Increase in other assets                                           (26)                (74)                (86)
                                                         -------------       -------------       -------------
Net cash provided by (used for) investing activities            24,487             (32,781)            (53,787)
                                                         -------------       -------------       -------------

FINANCING ACTIVITIES:
Issuance of common stock, net                                      810              53,777              39,060
Issuance of convertible preferred stock                             --                  --              23,521
                                                         -------------       -------------       -------------
Net cash provided by financing  activities                         810              53,777              62,581
                                                         -------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents             7,838              13,508              (1,126)
Cash and cash equivalents at January 1                          23,922              10,414              11,540
                                                         -------------       -------------       -------------
Cash and cash equivalents at December 31                 $      31,760       $      23,922       $      10,414
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------





            See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary development platforms: Gene Activated(TM) proteins, Niche Protein(TM) products and gene therapy.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments and marketable securities. The Company maintains cash and cash equivalents with high credit-quality financial institutions and limits the amount of credit exposure to any one institution. The Company's credit exposure on its marketable securities is limited by its diversification among U.S. government and agency obligations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease.

                           TRANSKARYOTIC THERAPIES, INC.

STOCK-BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and will continue to account for its stock options plans in accordance with the provisions of APB 25.

LICENSE  AND RESEARCH  REVENUE

Revenues from collaborative agreements are recognized as earned upon either the execution of the underlying license agreement, the incurrence of reimbursable expenses or the achievement of certain milestones.

INCOME TAXES

Deferred tax assets are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board ("the FASB") issued and the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All loss per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 and Securities and Exchange Commission ("SEC") requirements.

Net loss per share for 1998 and 1997 is computed using the weighted average number of common shares outstanding. Pro forma net loss per share for 1996 is computed using the weighted average number of common shares and convertible preferred shares outstanding assuming conversion at date of issuance.
Historical loss per share for 1996 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering in that year.

                           TRANSKARYOTIC THERAPIES, INC.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, including the requirement that unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, be included in other comprehensive income. The adoption of SFAS No. 130 had no
impact on the Company's net loss or stockholders' equity.   Prior year financial
statements have been modified to conform to the requirements of SFAS No. 130.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

All of the Company's efforts are devoted to product development platforms that are managed and reported in one segment: therapeutic products. The Company is located in the U.S. and derives substantially all of its license and research revenues from services provided in the U.S. Current licensing agreements provide for the sale of products in both the U.S. and abroad. To date, the Company has not recorded revenues from the sale of any product.

3.  MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:


                                   GROSS        GROSS        ESTIMATED
                                 UNREALIZED   UNREALIZED       FAIR
  (in thousands)       COST        GAINS        LOSSES         VALUE
-----------------   --------     ----------   ----------    ----------
December 31, 1998   $100,768        $100         $(128)      $100,740
                    --------     ----------   ----------    ----------
                    --------     ----------   ----------    ----------

December 31, 1997   $124,795        $ 64         $ (28)      $124,831
                    --------     ----------   ----------    ----------
                    --------     ----------   ----------    ----------

These securities are classified in the accompanying balance sheet as follows:


(in thousands)                    December 31,
                            ----------------------
                              1998          1997
                            --------      --------
Cash equivalents            $ 22,345      $ 19,199
Marketable securities         78,395       105,632
                            --------      --------
                            $100,740      $124,831
                            --------      --------
                            --------      --------


                           TRANSKARYOTIC THERAPIES, INC.

Maturities of marketable securities held at December 31, 1998 are as follows:

(in thousands)


Less than one year             $ 58,562
One through three years          19,833
                               --------
                               $ 78,395
                               --------
                               --------

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


 (in thousands)                                           DECEMBER 31,
                                                      --------------------
                                                         1997       1998
                                                      -------      -------
 Leasehold improvements                               $ 6,935      $ 6,083
 Laboratory equipment                                   4,967        4,056
 Office furniture and equipment                         2,320        1,877
 Construction in process                                  435            -
                                                      -------      -------
                                                       14,657       12,016
 Less accumulated depreciation and amortization         9,517        7,511
                                                      -------      -------
                                                      $ 5,140      $ 4,505
                                                      -------      -------
                                                      -------      -------

Depreciation and amortization expense on property and equipment was $2,025,000, $1,668,000 and $1,540,000 in 1998, 1997 and 1996, respectively.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:


(in thousands)                                    DECEMBER 31,
                                              ---------------------
                                               1998          1997
                                              ------        -------
External development services                 $1,245        $   157
Salaries and benefits                            530            556
Professional fees                                384            555
Other                                            701            275
                                              ------        -------
                                              $2,860         $1,543
                                              ------        -------
                                              ------        -------

6.  BANK LOAN

In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance capital equipment and leasehold improvements. The loan is repayable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining outstanding amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50%, at the Company's election. The note contains certain restrictive covenants including, among other things, minimum cash and tangible net asset requirements. As of December 31, 1998, no amounts were outstanding on the loan.

                           TRANSKARYOTIC THERAPIES, INC.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

In July 1997, the Company completed a directed public offering of 1,700,000 shares of its common stock, resulting in net proceeds to the Company of approximately $52,900,000.

STOCK COMPENSATION PLANS

The Company has adopted several stock compensation plans, which provide for the issuance of incentive and nonqualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 1998, approximately 2,372,000 shares of common stock have been reserved for issuance under the plans. Options generally vest ratably over periods ranging from two to six years and are exercisable for ten years from the date of grant.

Stock option activity under the plans is as follows:


(in thousands, except share prices)                     1998                        1997                       1996
                                              -----------------------     -----------------------     -----------------------
                                                             Weighted                   Weighted                    Weighted
                                                             Average                     Average                     Average
                                                            Exercise                    Exercise                    Exercise
                                               Shares         Price        Shares         Price        Shares         Price
                                              ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at January 1                            976       $  5.76           906       $  0.36           136       $  0.01
Granted                                             507         25.91           247         21.51           793          0.42
Exercised                                           (51)         1.28           (77)         2.35             -          0.01
Canceled                                            (62)        11.98          (100)         0.56           (23)         0.01
                                              ---------                   ---------                   ---------
Outstanding at December 31                        1,370         12.99           976          5.76          906           0.36
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                              ---------     ---------     ---------     ---------     ---------     ---------
Options exercisable at December 31                  395     $   13.95           137     $    0.67            51     $    0.01
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                              ---------     ---------     ---------     ---------     ---------     ---------
Weighted average fair value per share of
  options granted during the year                           $   25.91                   $   24.24                   $    6.59
                                                            ---------                   ---------                   ---------
                                                            ---------                   ---------                   ---------


The exercise price and life information in regard to significant option groups outstanding at December 31, 1998 is as follows:




(in thousands, except share prices)


                                                                          EXERCISABLE
                                                                  ----------------------------
                                WEIGHTED
                                 AVERAGE            WEIGHTED
  RANGE OF     NUMBER OF        REMAINING           AVERAGE                        WEIGHTED
  EXERCISE      OPTIONS         CONTRACTUAL         EXERCISE      NUMBER OF        AVERAGE
   PRICES     OUTSTANDING       LIFE (Yrs.)          PRICE         OPTIONS     EXERCISE PRICE
------------  -----------       ----------          --------      ----------    --------------
     $.01         662              6.90               $0.01           207             $0.01
$15.00-22.50      377              9.25              $20.03            34            $17.51
$23.13-29.75      101              9.34              $26.73            2             $23.92
$30.50-36.69      198              9.05              $31.89           147            $31.77
$38.50-39.00       32              8.90              $38.57            5             $38.57
                -----                                                 ---
                1,370                                                 395
                -----                                                 ---
                -----                                                 ---

                           TRANSKARYOTIC THERAPIES, INC.

Pursuant to the requirements of SFAS No. 123, the following are the pro forma net loss and net loss per share for 1998, 1997 and 1996, as if stock-based compensation had been determined based on the fair value at the grant date for grants in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123:

(in thousands, except per share amounts)

                                      1998                              1997                          1996
                          ---------------------------      --------------------------     ---------------------------
                          AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                          -----------      ---------       -----------      ---------     -----------      ---------
Net loss                     $(19,965)      $(23,774)         $(12,871)      $(13,729)       $(11,972)      $(12,783)

Basic and diluted net
loss per share               $  (1.05)      $  (1.25)         $  (0.74)      $  (0.79)       $  (0.98)      $  (1.04)


The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:

                                      1998            1997             1996
                                   ---------         -------        ----------
 Expected life (years)               2.5-7.5         2.5-7.5          2.5-7.5
 Interest rate                     4.48-4.79%         6.5%          5.79-6.30%
 Volatility                           0.70            0.65             0.65
 Forfeiture rate                      10.0%           10.0%            10.0%

The Company's volatility for the period prior to the initial public offering was not used in the calculation of the fair value of the options. The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects on 1998, 1997 and 1996 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only three years, two years and one year, respectively, of option grants.

8.  LICENSE AND RESEARCH AGREEMENTS

The Company has license agreements with Hoechst Marion Roussel, Inc. ("HMRI"), whereby HMRI was granted exclusive rights to make, use and sell worldwide two therapeutic products produced under patent rights and technologies owned by the Company. As of December 31, 1998, the Company has received $57,000,000 from the sale of stock, nonrefundable licensing fees, milestone payments related to the successful completion of certain development milestones, and contract research fundings, pursuant to the agreements with HMRI. As part of these agreements, HMRI will make additional payments of up to $68,000,000 upon achievement of certain development milestones and pay royalties based on net sales of the two products.

For the years ended December 31, 1998, 1997 and 1996, license and research revenues earned from HMRI totaled $3,325,000, $5,788,000 and $4,225,000, respectively. At December 31, 1998, HMRI owned 2,187,000 shares of the Company's common stock.

For the year ended December 31, 1998, license and research revenues from another collaborator totaled $2,000,000.

                           TRANSKARYOTIC THERAPIES, INC.

The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.

9.  EMPLOYEE RETIREMENT PLAN

The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation (5% prior to July 1997). Employer contributions vest ratably over five years. The related expense was $231,000 , $159,000 and $91,000 in 1998, 1997 and 1996, respectively.

10.  INCOME TAXES

At December 31, 1998, the Company had unused net operating loss carryforwards of $62,700,000 and research and development tax credits of $3,816,000, both of which expire through 2013. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Significant components of the Company's deferred tax assets are as follows:


(in thousands)                                December 31
                                         -----------------------
                                           1998           1997
                                         --------        -------
Deferred tax assets:
  Net operating loss carryforwards       $ 23,842        $18,370
  Research and development tax credits      3,816          3,050
  Depreciation                              1,525          1,350
  Other                                        57            186
                                         --------        -------
Total deferred tax assets                  29,240         22,956
Valuation allowance                       (29,240)       (22,956)
                                         --------        -------
Net deferred tax assets                  $     --        $    --
                                         --------        -------
                                         --------        -------

The valuation allowance increased by $6,284,000 and $5,267,000 during 1998 and 1997, respectively, due primarily to the increase in net operating loss carryforwards and tax credits.

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to the loss before provision for income taxes and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit.

11.  COMMITMENTS AND CONTINGENCIES

In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and HMRI. The complaint in the action alleged that the Company's Gene Activated erythropoietin product ("GA-EPO") and processes for producing GA-EPO infringe Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that the Company and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, the Company and HMRI filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. The Company and HMRI opposed that motion, stating that there had been no infringement.

In April 1998, the U.S. District Court granted the Company and HMRI's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of the Company and HMRI's GA-EPO

                           TRANSKARYOTIC THERAPIES, INC.

related activities to that date had been solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the "FDA") for regulatory approval and, under the Hatch-Waxman Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that issuance by the FDA of a product license presumably would constitute good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with trial on the merits. The Company expects that the case will be reopened.

Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between HMRI and the Company, HMRI has assumed the cost of defense of the suit by Amgen. The Company will reimburse HMRI for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances. The Company and HMRI believe that they have substantial defenses to the allegations in the complaint and expect that their position will be thoroughly vindicated in court.

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

The Company leases its facilities under operating leases which expire through 2008, subject to renewal provisions. In addition, the Company has commitments for certain product development activities with third parties for 1999. Future annual minimum payments under such commitments are as follows:


YEAR ENDED

(in thousands)

  1999               $ 8,758
  2000                 1,595
  2001                 1,605
  2002                 1,504
  2003                 1,484
  Thereafter           1,747
                     -------
                     $16,693
                     -------
                     -------

Rent expense was $1,316,000, $1,233,000, $1,068,000 in 1998, 1997 and 1996,
respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                       None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 10, 1999 (the "Proxy Statement") under the caption "Proposal 1 - Election of Directors" and is incorporated herein by this reference.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

          1. FINANCIAL STATEMENTS. The following documents are filed as part of this Annual Report on Form 10-K:

               Report of Independent Auditors

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statement of Stockholders' Equity for the period January 1, 1996 through December 31, 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

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

     (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANSKARYOTIC THERAPIES, INC.


                                   By: /s/ Richard F Selden
                                      -------------------------------
                                           Richard F Selden
                                           President and Chief
                                           Executive Officer
Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

           Signature                        Title                     Date

 /s/ Richard F Selden          President, Chief Executive      March 31, 1999
---------------------------    Officer and Director
Richard F Selden              (Principal Executive Officer)

 /s/ Daniel E. Geffken         Vice President, Finance and     March 31, 1999
---------------------------    Chief Financial Officer
Daniel E. Geffken             (Principal Accounting and
                               Financial Officer)

 /s/ Rodman W. Moorhead, III   Chairman of the Board of        March 31, 1999
---------------------------    Directors
Rodman W. Moorhead, III

 /s/ William R. Miller         Director                        March 31, 1999
---------------------------
William R. Miller

 /s/ James E. Thomas           Director                        March 31, 1999
---------------------------
James E. Thomas

/s/ Peter Wirth                Director                        March 31, 1999
---------------------------
Peter Wirth

                                   Exhibit Index


 EXHIBIT NO.      DESCRIPTION


 3.1              Amended and Restated Certificate of Incorporation of the
                  Registrant (1)

 3.2 Amended and Restated By-Laws of the Registrant, as amended(2)

 10.1 Stock Purchase Agreement, dated July 1988, by and between Warburg, Pincus Capital Company, L.P. ("Warburg") and the Registrant (3)

 10.2 Amended and Restated Registration Rights Agreement, dated November 3, 1993 and amended on May 13, 1994, March 1, 1995, October 26, 1995, July 10, 1996 and August 7, 1996, by and among the Registrant and certain holders of the Registrant's Preferred Stock named therein (3)

 10.3 Lease Agreement, dated January 1, 1994, by and between the Trust under the Will of Harry F. Stimpson for office space at 195 Albany Street, Cambridge, Massachusetts (3)

 10.4 Sublease Agreement, dated April 7, 1992, by and between the Massachusetts Institute of Technology and the Registrant, for office space located at 185 Albany Street, Cambridge, Massachusetts (3)

 10.5             1993 Non-Employee Directors' Stock Option Plan (3) (4)

 10.6             1993 Long-Term Incentive Plan (5)

 10.7 Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure (3)

 10.8             Form of Letter Agreement re:  Restricted Stock (3)

 10.9             Form of Scientific Advisor Agreement (3)

 10.10 Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to Dr. Richard F Selden, in the original principal amount of $125,000 (3)

 10.11 Amended and Restated Promissory Note, dated April 21, 1995, issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $15,000 (3)

 10.12 Amended and Restated Promissory Note, dated May 5, 1995, issued by the Registrant to Dr. Christoph M. Adams, in the original principal amount of $20,000 (3)

 10.13 Employment Agreement, dated June 19, 1991, by and between Dr. Richard F Selden and the Registrant (3) (4)

 10.14            Pledge Agreement, dated May 14, 1991, by and between Dr.
                  Richard F Selden and the Registrant (3)

 10.15 Employment Agreement, dated July 26, 1991, by and between Dr. Douglas A. Treco and the Registrant (3) (4)

 10.16 Employment Agreement, dated November 20, 1993, by and between Dr. Christoph M. Adams and the Registrant (3) (4)

 10.17            Pledge Agreement, dated April 21, 1995, by and between Dr.
                  Christoph M. Adams and the Registrant (3)

 10.18            Agreement, dated September 1, 1991, by and between Mr.
                  William R. Miller and the Registrant (3)

 10.19 Agreement, dated July 30, 1993, by and between Warburg and the Registrant (3)

 10.20            Common Stock Purchase Warrant (3)

 10.21 Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996 (3) (6)

 10.22 Amended and Restated License Agreement, dated March 1, 1995, by and between Hoechst Marion Roussel, Inc. ("HMRI") and the Registrant (3) (6)

 10.23 License Agreement, dated March 1, 1995, by and between HMRI and the Registrant (3) (6)

 10.24 Agreement to Nominate, dated September 23, 1996, by and between Warburg and the Registrant (3) (6)

 10.25 Fifth Amendment to Registration Rights Agreement dated October 1, 1996 by and among the Registrant and certain holders of the Registrant's Preferred Stock named therein
                  (3)

 10.26            Employment Agreement dated July 1, 1996 by and between Kurt
                  C. Gunter and the Registrant (4) (7)

 10.27 Consulting Agreement dated November 1, 1996 by and between Peter Wirth and the Registrant (4) (7)

 10.28 Employment Agreement dated February 20, 1997 by and between Daniel E. Geffken and the Registrant (8)

 10.29 Form of Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant's directed public offering in August 1997 and the Registrant (8)

 10.30 Lease dated November 10, 1998 between 205 Alewife Limited Partnership and the Registrant

 21.1             Subsidiaries of the Registrant

 23.1             Consent of Ernst & Young LLP

 27.1             Financial Data Schedule

-------------------------------------
(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-10845) and incorporated herein by reference.

(4) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(6)  Confidential treatment granted as to certain portions.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-31957) and incorporated herein by reference.