Form 10-Q
period 1999-03-31
TRANSKARYOTIC THERAPIES INC
filed 1999-05-11
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

                        Yes      |X|          No       |_|


         At April 30, 1999, there were 19,200,759 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          TRANSKARYOTIC THERAPIES, INC.




                                      INDEX

                                                                                                        PAGE NUMBER
                                                                                                        -----------
PART  I.          FINANCIAL INFORMATION

Item  1.          Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                                                            3

                  Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1999 and 1998                                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1999 and 1998                                                                   5

                  Notes to Condensed Consolidated Financial Statements                                        6 - 8

Item  2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      9 - 12

Item  3.          Quantitative and Qualitative Disclosures about Market                                          12
                  Risk


PART  II.         OTHER INFORMATION

Item 1.           Legal  Proceedings                                                                             13

Item 6.           Exhibits and Reports on Form 8-K                                                               13


SIGNATURES                                                                                                       14

EXHIBIT INDEX                                                                                                    15

PART 1- ITEM 1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          TRANSKARYOTIC THERAPIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(in thousands, except par values)                          MARCH 31,      DECEMBER 31,
                                                              1999            1998
                                                          -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 30,344        $ 31,760
   Marketable securities                                        72,254          78,395
   Prepaid expenses and other current assets                     1,651           2,334
                                                          -------------   -------------
      Total current assets                                     104,249         112,489
Property and equipment, net                                      8,067           5,140
Other assets                                                       359             333
                                                          -------------   -------------
                                                              $112,675        $117,962
                                                          -------------   -------------
                                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  2,049        $  1,456
   Accrued expenses                                              3,821           2,860
   Current portion of long-term debt                               169              --
                                                          -------------   -------------
      Total current liabilities                                  6,039           4,316
Long-term debt                                                   2,195              --
                                                          -------------   -------------
      Total liabilities                                          8,234           4,316
                                                          -------------   -------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000 shares authorized:
      no shares issued and outstanding                              --              --
   Common stock, $.01 par value;  30,000 shares authorized;
      19,187 and 19,126 shares issued and outstanding at
      March 31, 1999 and December 31, 1998, respectively           192             191
   Additional paid-in capital                                  186,068         186,067
   Accumulated deficit                                         (79,410)        (69,952)
   Deferred compensation                                        (2,312)         (2,632)
   Accumulated other comprehensive loss                            (97)            (28)
                                                          -------------   -------------
      Total stockholders' equity                               104,441         113,646
                                                          -------------   -------------
                                                              $112,675        $117,962
                                                          -------------   -------------
                                                          -------------   -------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

PART 1- ITEM 1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          TRANSKARYOTIC THERAPIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(in thousands, except per share amounts)       THREE MONTHS ENDED
                                                    MARCH 31,
                                            1999               1998
                                        --------------    --------------
License and research revenues                 $   721           $   575
Operating expenses:
   Research and development                     9,958             5,393
   General and administrative                   1,564             1,502
                                        --------------    --------------
                                               11,522             6,895
                                        --------------    --------------
Loss from operations                          (10,801)           (6,320)
Interest income                                 1,343             1,817
                                        --------------    --------------
Net loss                                      $(9,458)          $(4,503)
                                        --------------    --------------
                                        --------------    --------------
Basic and diluted net loss per share          $ (0.49)          $ (0.24)
                                        --------------    --------------
                                        --------------    --------------
Shares used to compute basic and diluted
   net loss per share                          19,154            18,962
                                        --------------    --------------
                                        --------------    --------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

PART 1- ITEM 1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          TRANSKARYOTIC THERAPIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(in thousands)                                     THREE MONTHS ENDED
                                                        MARCH 31,
                                                 1999            1998
                                             -------------   -------------
OPERATING ACTIVITIES:
Net loss                                          $(9,458)        $(4,503)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                   495             557
      Compensation expense related to
         equity issuances                             264             291
Changes in operating assets and liabilities         2,237          (1,328)
                                             -------------   -------------
Net cash used for operating activities             (6,462)         (4,983)
                                             -------------   -------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities       31,688          37,683
Purchases of marketable securities                (25,616)        (31,800)
Purchases of property and equipment                (3,422)           (209)
Increase in other assets                              (26)            (53)
                                             -------------   -------------
Net cash provided by investing activities           2,624           5,621
                                             -------------   -------------
FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants         58             554
Proceeds from issuance of long-term debt            2,364               -
                                             -------------   -------------
Net cash provided by financing activities           2,422             554
                                             -------------   -------------
Net increase (decrease) in cash
  and cash equivalents                             (1,416)          1,192
Cash and cash equivalents at January 1             31,760          23,922
                                             -------------   -------------
Cash and cash equivalents at March 31             $30,344         $25,114
                                             -------------   -------------
                                             -------------   -------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

PART I - ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          TRANSKARYOTIC THERAPIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 1999 AND 1998

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms: Gene ActivatedTM proteins, Niche ProteinTM products and Gene Therapy.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.       BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic and diluted net loss per share are the same for the three months ended March 31, 1999 and 1998 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

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

         During the first quarter of 1999 and 1998, total comprehensive loss amounted to $9,527,000 and $4,451,000.


4.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), its collaborative partner. The complaint in the action alleged that Gene Activated erythropoietin ("GA-EPO(TM)"), and processes for producing GA-EPO infringe Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requested that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the court award Amgen monetary damages. In November 1997, TKT and HMRI filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI opposed that motion, stating that there had been no infringement.

         In April 1998, the U.S. District Court granted TKT and HMRI's Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of TKT and HMRI's GA-EPO related activities to that date had been solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the "FDA") for regulatory approval and, under the Hatch-Waxman Act, do not constitute acts of patent infringement. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The Court also stated that issuance by the FDA of a product license presumably would constitute good cause to reopen that claim. Finally, the Court stated that, should the case be reopened and should Amgen seek preliminary equitable relief, the Court will combine the hearing on a preliminary injunction with a trial on the merits. The Company expects that the case will be reopened.

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene Activated proteins, Niche Protein products and Gene Therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until at least 2000. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At March 31, 1999, the Company's accumulated deficit was $79,410,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         License and research revenues totaled $721,000 and $575,000 for the three months ended March 31, 1999 and 1998, respectively. Revenues in 1999 were earned from collaborative agreements with Sumitomo Pharmaceuticals Co. Ltd. and Hoechst Marion Roussel, Inc ("HMRI"). All revenues in 1998 were earned from collaborative agreements with HMRI.

         Research and development expenses totaled $9,958,000 in the first quarter of 1999, as compared to $5,393,000 during the same period in 1998. The increase in 1999 of $4,565,000, or 85%, was principally due to increases in external development services and research and development staffing in each of the Company's product development platforms. In particular, preclinical and clinical costs for the Company's Fabry disease, Hunter syndrome and hemophilia A programs were significant components of the increase.

         General and administrative expenses were $1,564,000 in the quarter ended March 31, 1999, compared with $1,502,000 during the same period in 1998. The increase in 1999 of $62,000, or 4%, was principally due to increases in administrative employee costs. During the remainder of 1999, general and administrative costs are expected to increase significantly as the Company begins to build sales, marketing and distribution capabilities related to the commercialization of products in its Niche Protein product platform.

         Interest income was $1,343,000 and $1,817,000 for the three months ended March 31, 1999 and 1998, respectively. The average cash and marketable securities balances were $105,877,000 and $126,965,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest income of $474,000 resulted from lower average cash and marketable securities balances, as well as lower yields, in 1999. In the current interest rate environment, yields from cash and marketable securities may decline significantly from amounts earned in 1998.

         The Company had a net loss of $9,458,000 and $4,503,000 for the three months ended March 31, 1999 and 1998, respectively. Basic net loss per share was $0.49 for the three months ended March 31, 1999, compared to a basic net loss per share of $0.24 for the same period in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, revenues from collaborative agreements and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $102,598,000 at March 31, 1999. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

         The Company leased additional facilities in the fourth quarter of 1998 which will be used for research and development. Equipment and improvements to the space are estimated to cost approximately $14,000,000. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. The interest rate of the loan was 7.75% as of March 31, 1999. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At March 31, 1998, $2,364,000 was outstanding under the term loan.

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

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources and proceeds from equity offerings, debt financings and funding from collaborative arrangements will be required to fund operations.

         The Company expects to pursue opportunities to obtain additional financing in the future through equity offerings, debt financings, lease arrangements related to facilities and capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

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

         The Company has established a multidisciplinary Year 2000 project committee. The committee has assessed the Company's software, hardware, communications systems, applications and networks, as well as other date sensitive equipment. Mission critical systems such as the accounting system have been found compliant or will be upgraded prior to June 1999. The remaining systems are currently being tested to identify those systems which would be affected by Year 2000 non-compliance. In most cases, vendors have offered free upgrades or the systems were already scheduled for upgrade. Therefore, the cost for obtaining Year 2000 compliance is expected to be minimal for internal systems. The Company believes its internal systems will not pose significant operating issues for the Company as a result of the Year 2000.

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

           If third party providers are not able to supply the Company, the Company could experience delays in its research and development including delays in clinical trial development or the submission of products for regulatory approval. As a contingency plan, the Company expects to identify, if available , a secondary source for critical third party providers. The Company has not yet incurred significant cost to address the Year 2000 issue. While the total cost of obtaining Year 2000 compliance is not known at this time, the Company believes the cost will not be material.

FORWARD LOOKING STATEMENTS

          Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene Activation, Niche Protein or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings, such as Investigational New Drug applications, and other risks set forth in the Company's Annual Report on Form 10-K under the caption "Certain Factors That May Affect Future Results."


ITEM 3.       QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings filed as part of this 10-Q are as previously reported in the Company's Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                   No reports were filed on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSKARYOTIC THERAPIES, INC.



Date:      May 11, 1999            By:    /s/  Daniel E. Geffken
                                          -------------------------------------
                                          Daniel E. Geffken
                                          Vice President, Finance and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                          TRANSKARYOTIC THERAPIES, INC.




                                  EXHIBIT INDEX

       EXHIBIT NO.             DESCRIPTION
       -----------             -----------
                27             Financial Data Schedule (for EDGAR filing
                                     purposes only)

              99.1             Certain Factors That May Affect Future Results
                                     (as filed with the Company's Annual Report on Form 10-K).