Form 10-Q
period 1999-06-30
TRANSKARYOTIC THERAPIES INC
filed 1999-07-30
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999


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

                                  Yes X      No / /


         At July 27, 1999, there were 19,222,809 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          Transkaryotic Therapies, Inc.




                                      INDEX

                                                                            PAGE NUMBER
PART  I.   FINANCIAL INFORMATION
Item  1.   Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998                                        3

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1999 and 1998                          4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1999 and 1998                                    5

           Notes to Condensed Consolidated Financial Statements                   6 - 8

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   9 - 13

Item  3.   Quantitative and Qualitative Disclosures about Market
           Risk                                                                      13


PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                         14

Item 4.    Submission of Matters to a Vote of Security Holders                       14

Item 6.    Exhibits and Reports on Form 8-K                                       14-15


SIGNATURES                                                                           16

EXHIBIT INDEX                                                                        17


Part 1- Item 1- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

(in thousands, except par values)                           June 30,         December 31,
                                                              1999            1998
                                                          -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $9,123         $31,760
   Marketable securities                                        83,133          78,395
   Prepaid expenses and other current assets                     1,180           2,334
                                                              --------        --------
      Total current assets                                      93,436         112,489
Property and equipment, net                                     14,264           5,140
Other assets                                                       362             333
                                                              --------        --------
                                                              $108,062        $117,962
                                                              --------        --------
                                                              --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 3,583         $ 1,456
   Accrued expenses                                              4,984           2,860
   Current maturities of long-term debt                            792               -
                                                              --------        --------
      Total current liabilities                                  9,359           4,316
Long-term debt, less current maturities                          6,599               -
                                                              --------        --------
      Total liabilities                                         15,958           4,316
                                                              --------        --------

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000 shares authorized:
      no shares issued and outstanding                               -               -
   Common stock, $.01 par value;  30,000 shares authorized;
      19,206 and 19,126 shares issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively            192             191
   Additional paid-in capital                                  186,174         186,067
   Accumulated deficit                                         (91,927)        (69,952)
   Deferred compensation                                        (2,054)         (2,632)
   Accumulated other comprehensive loss                           (281)            (28)
                                                              --------        --------
      Total stockholders' equity                                92,104         113,646
                                                              --------        --------
                                                              $108,062        $117,962
                                                              --------        --------
                                                              --------        --------

See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


(in thousands, except per share amounts)  Three Months Ended June 30, Six Months Ended June 30,
                                             1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
License and research revenues                      $0            $0          $721          $575

Operating expenses:
   Research and development                    11,076         5,635        21,034        11,028
   General and administrative                   2,634         1,684         4,198         3,186
                                             --------       -------      --------      --------
                                               13,710         7,319        25,232        14,214
                                             --------       -------      --------      --------
Loss from operations                          (13,710)       (7,319)      (24,511)      (13,639)
Interest income                                 1,193         1,719         2,536         3,536
                                             --------       -------      --------      --------

Net loss                                     $(12,517)      $(5,600)     $(21,975)     $(10,103)
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------
Basic and diluted net loss per share           $(0.65)       $(0.29)       $(1.15)       $(0.53)
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------

Shares used to compute basic and diluted
   net loss per share                          19,199        19,060        19,176        19,011
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------


See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                 (in thousands)                          Six Months Ended
                                                              June 30,
                                                         1999           1998
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                $(21,975)      $(10,103)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                          990          1,089
      Compensation expense related to
         equity issuances                                    515            575
Changes in operating assets and liabilities                5,405           (314)
                                                        --------       --------
Net cash used for operating activities                   (15,065)        (8,753)
                                                        --------       --------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities              51,592         62,422
Purchases of marketable securities                       (56,583)       (54,668)
Purchase of property and equipment                       (10,114)          (644)
Changes in other assets and liabilities                      (29)           (32)
                                                        --------       --------
Net cash provided by (used for) investing activities     (15,134)         7,078
                                                        --------       --------
FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants               171            583
Proceeds from issuance of long-term debt                   7,391           --
                                                        --------       --------
Net cash provided by financing activities                  7,562            583
Net decrease in cash and cash equivalents                (22,637)        (1,092)
Cash and cash equivalents at January 1                    31,760         23,922
                                                        --------       --------
Cash and cash equivalents at June 30                    $  9,123       $ 22,830
                                                        --------       --------
                                                        --------       --------


See accompanying Notes to Condensed Consolidated Financial Statements.

PART I - Item 1 - Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             June 30, 1999 and 1998

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company building a broad and renewable product pipeline based on three proprietary development platforms: Gene Activated-TM- proteins, Niche Protein-TM- products, and Gene Therapy.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.       BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic net loss per share was the same as diluted net loss per share during each of the three and six months ended June 30, 1999 and 1998 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

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

         The Company had total comprehensive loss of $12,701,000 and $5,656,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive loss was $22,228,000 and $10,107,000, respectively.


4.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. filed a civil action in the U.S. District Court in Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), the Company's collaborative partner. The complaint in the action alleged that Gene Activated erythropoietin ("GA-EPO-TM-") and processes for producing GA-EPO infringe on Amgen's U.S. Patent Numbers 5,547,933, 5,618,698, and 5,621,080 and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the Court award Amgen monetary damages. In November 1997, TKT and HMRI filed a Motion for Summary Judgment of Non-Infringement. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and HMRI opposed that motion, stating that there had been no infringement.

         In April 1998, the U.S. District Court granted TKT and HMRI's Motion for Summary Judgment of Non-Infringement and denied Amgen's Motion for Summary Judgment of Infringement on the ground that all of TKT and HMRI's GA-EPO related activities through that date had been conducted solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the "FDA") as part of seeking regulatory approval to market GA-EPO. According to the Court, under the Waxman-Hatch Act, such activities are not acts of patent infringement. The Court did not address the issue of whether TKT and HMRI's activities that were challenged by Amgen infringed Amgen's patents. The Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown.

         In June 1999, the Company requested, and the Court agreed, that the declaratory judgment aspect of the case be reopened. In July 1999, the Company commenced legal proceedings against Kirin-Amgen, Inc., a joint venture of Amgen and Kirin Brewery Co., Ltd., in the U.K. seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that the numerous claims of Kirin-Amgen's U.K. patent are invalid.

         The Company can provide no assurance as to the outcome of either the U.S. or U.K.

proceedings. A decision by the court against TKT and HMRI, including the issuance of an injunction against the making, using or selling of GA-EPO by the Company and HMRI in the U.S., U.K., or any other significant industrial country, or any other conclusion of other litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between HMRI and the Company, HMRI assumed the cost of defense of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse HMRI for its share of litigation expenses, as defined, from future royalties, if any, otherwise payable by HMRI as to the sale of GA-EPO and in certain other circumstances.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development of products based on the Company's three proprietary development platforms: Gene Activated proteins, Niche Protein products, and Gene Therapy. The Company has not derived revenues from the sale of products, and the Company does not expect to receive revenues from product sales until 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. The Company also expects that its sales and marketing expenditures will increase substantially in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products. Finally, the Company's facility costs will increase as its scale of operations increases.

         With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At June 30, 1999, the Company's accumulated deficit was $91,927,000. As a result, the Company is dependent upon existing cash resources, interest income, and external financing from equity offerings, debt financings, and collaborative research and development arrangements with corporate sponsors to finance its operations.

         Results of operations may vary significantly from period to period depending on, among other factors, the progress of the Company's research and development efforts, the outcome of patent litigation and other patent proceedings, the receipt, if any, of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative agreements.

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Research and development expenses totaled $11,076,000 in the second quarter of 1999, as compared to $5,635,000 during the same period in 1998. The increase in 1999 of $5,441,000, or 97%, was principally due to an increase in research and development staff, clinical trial expenses, and external development costs for the Company's programs. The Company expects research and development expenses to increase significantly during the second half of 1999.

         General and administrative expenses were $2,634,000 in the quarter ended June 30, 1999, compared with $1,684,000 during the same period in 1998. The increase in 1999 of $950,000, or 56%, represents principally personnel and costs expended in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products. During the remainder of 1999, the Company expects that its general and administrative costs will continue to increase over the prior year as it continues to build such capabilities.

         Interest income was $1,193,000 and $1,719,000 for the three months ended June 30, 1999 and 1998, respectively. The average cash and marketable securities balances were $96,379,000 and $122,665,000 in 1999 and 1998, respectively. The decrease in interest income of $526,000 was primarily attributable to lower average cash and marketable securities balances, as well as lower interest rates in 1999.

         The Company had a net loss of $12,517,000 and $5,600,000 for the three months ended June 30, 1999 and 1998, respectively. Basic and diluted net loss per share was $0.65 for the three months ended June 30, 1999, as compared to a basic and diluted net loss per share of $0.29 for the corresponding period in 1998.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         License and research revenues totaled $721,000 and $575,000 for the six months ended June 30, 1999 and 1998, respectively. Revenues in the first six months of 1999 were earned from collaborative agreements with Sumitomo Pharmaceuticals Co., Ltd. and HMRI. All revenues in the first six months of 1998 were earned from collaborative agreements with HMRI.

         Research and development expenses totaled $21,034,000 in the first six months of 1999, as compared $11,028,000 during the same period in 1998. The increase in 1999 of $10,006,000, or 91%, was principally due to an increase in research and development staff, clinical trial expenses and external development costs for the Company's programs.

         General and administrative expenses were $4,198,000 in the six months ended June 30, 1999, compared with $3,186,000 during the same period in 1998. The increase in 1999 of $1,012,000, or 32%, principally represents costs expended in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products.

         Interest income was $2,536,000 and $3,536,000 for the six months ended June 30, 1999 and 1998, respectively. The average cash and marketable securities balances were $100,918,000 and $124,801,000 in 1998 and 1997, respectively. The decrease in interest income of $1,000,000, was primarily attributable to lower average balances and lower interest rates in the respective six month periods.

         The Company had a net loss of $21,975,000 and $10,103,000 for the six months ended

June 30, 1999 and 1998, respectively. Basic and diluted net loss per share was $1.15 for the six months ended June 30, 1999, as compared to a basic and diluted net loss per share of $0.53 for the corresponding period in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations primarily through the sale of common and preferred stock, revenues from collaborative agreements, and interest income.

         The Company had unrestricted cash, cash equivalents, and marketable securities totaling $92,256,000 at June 30, 1999. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government, and money market funds.

         The Company leased additional facilities in 1998. Equipment and improvements to the space are estimated to cost approximately $14,000,000. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. An election is made at the time of each drawdown. The weighted average interest rate of the loan was 6.8% as of June 30, 1999. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and a prohibition on the payment of dividends. At June 30, 1999, $7,391,000 was outstanding under the term loan.

         The Company may require space in addition to that referenced in the prior paragraph to meet its needs beginning in 2001. The Company currently expects to meet any additional facilities requirements through development of a new facility or conversion of an existing building. The Company intends to seek financing for all or a significant portion of the cost of any additional facilities. There can be no guarantee that financing will be available on favorable terms, if at all.

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of manufacturing capabilities, establishment of sales and marketing capabilities, and for general and administrative expenses. The Company has no material committed external sources of capital and, as discussed above, does not anticipate product revenues until 2000, at the earliest. As a result, the Company will need to fund its operations with its existing cash resources, interest income, and proceeds from equity offerings, debt financings, and funding from collaborative arrangements.

         The Company expects to pursue opportunities to obtain additional financing in the future through equity offerings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research agreements. The source, timing, and availability of any future financing will depend principally upon equity and debt market conditions, interest rates, and, more specifically, on the Company's continued progress in its exploratory, preclinical, and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

         The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2001. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back, or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

         The Company is engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Consolidated Financial Statements. Pursuant to TKT's agreements with HMRI, HMRI has assumed the cost of the litigation. The Company is required to reimburse HMRI for the Company's share of litigation expenses from future royalties, if any, otherwise payable by HMRI as to the sale of GA-EPO and in certain other circumstances.

         At December 31, 1998 , the Company has net operating loss carryforwards of approximately $62,700,000, which expire at various times through 2013. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

YEAR 2000

         The Year 2000 issue results from computer programs and systems that were created to accept only two digit dates. As a result, computer programs are unable to differentiate between the year 1900 and the year 2000. This could result in miscalculations and system failures.

         The Company has established a multidisciplinary Year 2000 project committee. The committee has assessed the Company's software, hardware, communications systems, applications, and networks, as well as other date sensitive equipment. Mission critical systems such as the accounting system have been found compliant or have been upgraded. The remaining systems are currently being tested to identify those systems which would be affected by Year 2000 non-compliance. In most cases, vendors have offered free upgrades or the systems were already scheduled for upgrade. Therefore, the cost for obtaining Year 2000 compliance is expected to be minimal for internal systems. The Company believes its internal systems will not pose significant operating issues for the Company as a result of the Year 2000.

         In addition to the Company's internal risks, the Company is dependent upon a number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, service providers, and research partners. If these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could seriously affect the Company's business operations. The Company has contacted its significant external business partners to determine the extent to which the Company is vulnerable to their failure. The Company is currently reviewing the responses and expects this process to be complete by September 1999.

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

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views, are based on many assumptions and are subject to a number of factors that could cause the Company's actual results to differ materially from those indicated by such statements, including, without limitation, the outcome of patent litigation, including the Company's litigation with Amgen Inc. relating to the Company's Gene-Activated erythropoietin product and other patent litigation which may arise in the future, whether any of the Company's Gene Activated protein, Niche Protein or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings, whether any of the Company's product candidates will receive marketing approval from the U.S. Food and Drug Administration or equivalent regulatory authorities and whether, if approved, such products will be successfully marketed, and other risks set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.


Item 3.       Quantitative and Qualitative  Disclosures about Market Risk

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - Other Information

Item 1.  Legal Proceedings

                  The Company is engaged in litigation with Amgen Inc. and Kirin-Amgen, Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 10, 1999:

         1. The election of William R. Miller, Rodman W. Moorhead, III, Richard F Selden, James E. Thomas and Peter Wirth to serve as directors until the 2000 Annual Meeting of Stockholders.


                                                    VOTES
                                                    -----
               NOMINEE                    FOR                WITHHELD
               -------                    ---                --------
         William R. Miller            15,374,790              1,728
         Rodman W. Moorhead, III      15,374,290              2,228
         Richard F Selden             15,373,635              2,883
         James E. Thomas              15,374,290              2,228
         Peter Wirth                  15,373,790              2,728



         2. The approval of (i) the continuance of the Company's 1993 Long-Term Incentive Plan, as amended and (ii) the amendment and restatement of the 1993 Long-Term Incentive Plan, as amended increasing the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares (from 2,250,000 to 4,250,000) and making certain other technical amendments to the plan. Votes totaling 9,558,436 votes were cast for this matter; 4,172,523 were cast against this matter. There were a total of 18,904 abstentions and 1,626,655 broker non-votes.

             In July 1999, Peter Wirth resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K for the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANSKARYOTIC THERAPIES, INC.



Date:      July 30, 1999                By:   /s/  Daniel E. Geffken
                                              ----------------------
                                              Daniel E. Geffken
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX

         EXHIBIT NO.        DESCRIPTION


               10.31        Term Loan Facility dated December 23, 1998 by and
                                between Fleet National Bank and the Registrant.

               10.32        Employment Agreement dated April 12, 1999 by
                                and between William H. Pursley and the
                                Registrant.

                  27        Financial Data Schedule (for EDGAR filing purposes
                                only)

                99.1        Certain Factors That May Affect Future Results