Form 10-Q
period 1999-09-30
TRANSKARYOTIC THERAPIES INC
filed 1999-11-15
CIK 885259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ----------------------

                                   FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

                   Yes      /X/            No       / /


         At November 5, 1999, there were 22,584,202 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                         Transkaryotic Therapies, Inc.


                                      INDEX

                                                                                                         PAGE NUMBER
                                                                                                         -----------
PART  I.          FINANCIAL INFORMATION

Item  1.          Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                                                        3

                  Condensed Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 1999 and 1998                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998                                                               5

                  Notes to Condensed Consolidated Financial Statements                                        6 - 8

Item  2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       9 - 14

Item  3.          Quantitative and Qualitative Disclosures about Market
                  Risk                                                                                           14


PART  II.         OTHER INFORMATION

Item 1.           Legal Proceedings                                                                              15

Item 2.           Changes in Securities and Use of Proceeds                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                                               15


SIGNATURES                                                                                                       16

EXHIBIT INDEX                                                                                                    17

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

(in thousands, except par values)                          September 30,     December 31,
                                                              1999            1998
                                                          -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 21,851        $ 31,760
   Marketable securities                                        59,012          78,395
   Prepaid expenses and other current assets                     1,609           2,334
                                                          -------------   -------------
      Total current assets                                      82,472         112,489
Property and equipment, net                                     18,886           5,140
Other assets                                                       371             333
                                                          -------------   -------------
                                                              $101,729        $117,962
                                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 3,244         $ 1,456
   Accrued expenses                                              6,022           2,860
   Current maturities of long-term debt                          1,761               -
                                                          -------------   -------------
      Total current liabilities                                 11,027           4,316
Long-term debt, less current maturities                         10,570               -
                                                          -------------   -------------
      Total liabilities                                         21,597           4,316
                                                          -------------   -------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000 shares authorized:
      no shares issued and outstanding                               -               -
   Common stock, $.01 par value; 30,000 shares authorized;
      19,280 and 19,126 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively       193             191

   Additional paid-in capital                                  187,072         186,067
   Accumulated deficit                                        (104,797)        (69,952)
   Deferred compensation                                        (1,957)         (2,632)
   Accumulated other comprehensive loss                           (379)            (28)
                                                          -------------   -------------
      Total stockholders' equity                                80,132         113,646
                                                          -------------   -------------
                                                              $101,729        $117,962
                                                          =============   =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.
              Condensed Consolidated Statements of Operations
                                  (unaudited)

(in thousands, except per share amounts)      Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                              1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
License and research revenues                $    649       $ 4,750      $  1,370      $  5,325
Operating expenses:
   Research and development                    11,753         6,394        32,787        17,422
   General and administrative                   2,836         1,801         7,034         4,987
                                          ------------  ------------  ------------  ------------
                                               14,589         8,195        39,821        22,409
                                          ------------  ------------  ------------  ------------
Loss from operations                          (13,940)       (3,445)      (38,451)      (17,084)
Interest income                                 1,070         1,663         3,606         5,199
                                          ------------  ------------  ------------  ------------
Net loss                                     $(12,870)      $(1,782)     $(34,845)     $(11,885)
                                          ============  ============  ============  ============
Basic and diluted net loss per share           $(0.67)       $(0.09)       $(1.82)       $(0.62)
                                          ============  ============  ============  ============
Shares used to compute basic and diluted
   net loss per share                          19,241        19,074        19,198        19,032
                                          ============  ============  ============  ============

   See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements


                         Transkaryotic Therapies, Inc.
               Condensed Consolidated Statements of Cash Flows
                               (unaudited)

(in thousands)                                    Nine Months Ended
                                                     September 30,
                                                1999            1998
                                             -----------    -----------
OPERATING ACTIVITIES:
Net loss                                       $(34,845)      $(11,885)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization               1,468          1,629
      Compensation expense related to
         equity issuances                           747            847
Changes in operating assets and liabilities       5,675           (959)
                                             -----------    -----------
Net cash used for operating activities          (26,955)       (10,368)
                                             -----------    -----------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities     82,383         91,080
Purchases of marketable securities              (63,351)       (70,911)
Purchases of property and equipment             (15,214)        (1,849)
Changes in other assets and liabilities             (38)           (34)
                                             -----------    -----------
Net cash provided by investing activities         3,780         18,286
                                             -----------    -----------
FINANCING ACTIVITIES:
Proceeds from long-term debt financing           12,331              -
Proceeds from exercise of options and
warrants                                            935            623
                                             -----------    -----------
Net cash provided by financing activities        13,266            623
Net increase (decrease) in cash and cash         (9,909)         8,541
equivalents
Cash and cash equivalents at January 1           31,760         23,922
                                             -----------    -----------
Cash and cash equivalents at September 30      $ 21,851       $ 32,463
                                             ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

PART I - Item 1 - Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1999 and 1998

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company building a broad and renewable product pipeline based on three proprietary development platforms: Gene Activated-TM- proteins, Niche Protein-TM- products, and Gene Therapy.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic net loss per share was the same as diluted net loss per share during each of the three and nine months ended September 30, 1999 and 1998 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

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

         The Company had total comprehensive loss of $12,968,000 and $1,606,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive loss was $35,196,000 and $11,713,000, respectively.

4.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. filed a civil action in the U.S. District Court for the District of Massachusetts against the Company and Hoechst Marion Roussel, Inc. ("HMRI"), the Company's collaborative partner. The complaint in the action alleged that Gene Activated erythropoietin ("GA-EPO-TM-") and processes for producing GA-EPO infringe certain of Amgen's U.S. patents and requests that TKT and HMRI be enjoined from making, using, or selling GA-EPO and that the Court award Amgen monetary damages.

         In April 1998, the District Court granted TKT and HMRI's Motion for Summary Judgment of Non-Infringement and denied Amgen's Motion for Summary Judgment of Infringement on the ground that all of TKT and HMRI's GA-EPO related activities through that date had been conducted solely for uses reasonably related to the production of information for submission to the U.S. Food and Drug Administration (the "FDA") as part of seeking regulatory approval to market GA-EPO. According to the District Court, under the Waxman-Hatch Act, such activities are not acts of patent infringement. The Court did not address the issue of whether TKT and HMRI's activities that were challenged by Amgen would infringe Amgen's patents in the future. The District Court ordered Amgen's remaining claim for declaratory judgment of future infringement administratively closed, to be reopened upon motion of either party for good cause shown. The court also stated that issuance by the FDA of a product license presumably would constitute good cause to reopen the claim.

         In June 1999, the Company and HMRI filed a motion to reopen the case, which the Court granted. The District Court scheduled the trial to commence in April 2000. In addition, in July 1999, the Company commenced legal proceedings against Kirin-Amgen, Inc., a joint venture of Amgen and Kirin Brewery Co., Ltd., in the U.K. seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in November 2000.

         In September 1999, the Court in the Massachusetts proceeding granted Amgen's motion to amend its complaint to include two additional patents that issued in May 1998 and September 1999, respectively.

         In November 1999, Amgen filed a motion for Summary Judgement of Infringement in the District Court. The motion asserts that GA-EPO and the process for producing GA-EPO infringe a total of six claims in Amgen's U.S. patents. It requests that the District Court grant a summary judgement of infringement with respect to those claims.

         The Company can provide no assurance as to the outcome of either the U.S. or U.K. proceedings. A decision by a court in Amgen's or Kirin-Amgen's favor, including the issuance of an injunction against the making, using or selling of GA-EPO by the Company and HMRI in the U.S. or U.K., or any other conclusion of either litigation in a manner adverse to the Company and HMRI, would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

4.       SUBSEQUENT EVENT

         On November 2, 1999 the Company issued 3,300,000 shares of its common stock to qualified institutional buyers and other accredited investors for $40.00 per share, representing aggregate proceed to the Company of $132,000,000 before deducting offering expenses. Net proceeds amounted to approximately $125,000,000. The Company intends to use the net proceeds of this offering for the establishment of sales and marketing capabilities for its Niche Protein products, the funding of preclinical testing, clinical trials and other research and development programs, and for working capital and other general corporate purposes.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or the "Company") has been primarily engaged in the development of products based on the Company's three proprietary development platforms:
Gene-Activated-TM- proteins, Niche Protein-TM- products, and Gene Therapy. The Company has not derived revenues from the sale of products, and the Company does not expect to receive revenues from product sales until 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. The Company also expects that its sales and marketing expenditures will increase substantially in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products. Finally, the Company's facility costs will increase as its scale of operations increases.

         With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At September 30, 1999, the Company's accumulated deficit was $104,797,000. As a result, the Company is dependent upon existing cash resources, interest income, and external financing from equity offerings, debt financings, and collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         License and research revenues totaled $649,000 and $4,750,000 for the three months ended September 30, 1999 and 1998, respectively. Revenues in the third quarter of 1999 were earned from collaborative agreements with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") and HMRI. Revenues in the same period in 1998 included a $2,500,000 milestone payment relating to the initiation of the Phase III clinical program for GA-EPO and a $2,000,000 non-refundable up front payment from Sumitomo relating to the development and commercialization of the Company's alpha-galactosidase A (alpha-gal) product for Fabry disease in Japan and other Asian countries.

         Research and development expenses totaled $11,753,000 in the third quarter of 1999, as compared to $6,394,000 during the same period in 1998. The increase in 1999 of $5,359,000, or 84%, was principally due to an increase in research and development staff, clinical trial expenses, and external development costs for the Company's programs. The Company expects research and development expenses to continue to increase during the remainder of 1999.

         General and administrative expenses were $2,836,000 in the quarter ended September 30, 1999, compared with $1,801,000 during the same period in 1998. The increase in 1999 of $1,035,000, or 57%, represents principally personnel and costs expended in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products. During the remainder of 1999, the Company expects that its general and administrative costs will continue to increase over the prior year as it continues to build such capabilities.

         Interest income was $1,070,000 and $1,663,000 for the three months ended September 30, 1999 and 1998, respectively. The average cash and marketable securities balances were $84,966,000 and $119,135,000 in the three months ended September 30, 1999 and 1998, respectively. The decrease in interest income of $593,000 was primarily attributable to lower average cash and marketable securities balances, as well as lower interest rates in 1999.

         The Company had a net loss of $12,870,000 and $1,782,000 for the three months ended September 30, 1999 and 1998, respectively. Basic and diluted net loss per share was $0.67 for the three months ended September 30, 1999, as compared to a basic and diluted net loss per share of $0.09 for the corresponding period in 1998.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         License and research revenues totaled $1,370,000 and $5,325,000 for the nine months ended September 30, 1999 and 1998, respectively. Revenues in the first nine months of 1999 were earned from collaborative agreements with Sumitomo and HMRI. Revenues in the first nine months of 1998 included a $2,500,000 milestone payment relating to the initiation of the Phase III clinical program for GA-EPO and a $2,000,000 non-refundable up front payment from Sumitomo relating to the development and commercialization of the Company's alpha-gal product for Fabry disease in Japan and other Asian countries.

         Research and development expenses totaled $32,787,000 in the first nine months of 1999, as compared $17,422,000 during the same period in 1998. The increase in 1999 of $15,365,000, or 88%, was principally due to an increase in research and development staff, clinical trial expenses and external development costs. The Company expects research and development expenses will continue to increase for the remainder of 1999.

         General and administrative expenses were $7,034,000 in the nine months ended September 30, 1999, compared with $4,987,000 during the same period in 1998. The increase in 1999 of $2,047,000, or 41%, principally represents costs expended in connection with the establishment of sales and marketing capabilities related to the Company's Niche Protein products. During the remainder of 1999, the Company expects that its general and administrative costs will continue to increase over the prior year as it continues to build such sales and marketing capabilities.

         Interest income was $3,606,000 and $5,199,000 for the nine months ended September 30, 1999 and 1998, respectively. The average cash and marketable securities balances were $95,404,000 and $122,844,000 in the nine months ended September 30, 1999 and 1998, respectively. The decrease in interest income of $1,593,000 was primarily attributable to lower average balances and lower interest rates in the respective nine month periods.

         The Company had a net loss of $34,845,000 and $11,885,000 for the nine months ended September 30, 1999 and 1998, respectively. Basic and diluted net loss per share was $1.82 for the nine months ended September 30, 1999, as compared to a basic and diluted net loss per share of $0.62 for the corresponding period in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations primarily through the sale of common and preferred stock, revenues from collaborative agreements, and interest income.

         The Company had unrestricted cash, cash equivalents, and marketable securities totaling $80,863,000 at September 30, 1999. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government, and money market funds.

         On November 2, 1999 the Company issued 3,300,000 shares of its common stock to qualified institutional buyers and other accredited investors resulting in aggregate proceeds to the Company of $132,000,000. Net proceeds amounted to approximately $125,000,000.

         The Company leased additional facilities in 1998. Equipment and improvements to the space are estimated to cost approximately $14,000,000. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. An election is made at the time of each drawdown. The weighted average interest rate of the loan was 7.4% as of September 30, 1999. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and a prohibition on the payment of dividends. At September 30, 1999, $12,331,000 was outstanding under the term loan.

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

         The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2002. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back, or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

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

         In addition to the Company's internal risks, the Company is dependent upon a number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, service providers, and research partners. If these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could seriously affect the Company's business operations. The Company has contacted its significant external business partners to determine the extent to which the Company is vulnerable to their failure. The Company is reviewing the responses and expects that all necessary contingency plans will be completed in the fourth quarter.

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

FORWARD-LOOKING STATEMENTS

          This document contains forward-looking statements that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the expectations described in these forward-looking statements are set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. These important factors include risks as to whether TKT's products will advance in the clinical trials process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, and whether the Company's products will receive approval from the U.S. Food and Drug Administration or equivalent regulatory agencies, and, if such products receive approval, whether they will be successfully marketed.

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

Item 2. Changes in Securities and Use of Proceeds

                  On November 2, 1999, TKT issued 3,300,000 shares of its common stock to qualified institutional buyers and other accredited investors for $40.00 per share, representing aggregate proceeds to the Company of $132,000,000 before deducting offering expenses. Net proceeds amounted to approximately $125,000,000. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an exemption from registration under
         Section 4 (2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company filed a registration statement with the Securities and Exchange Commission and the shares are now available for resale.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.


         (b)      Reports on Form 8-K

                   Current report on Form 8-K dated November 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSKARYOTIC THERAPIES, INC.



Date:  November 15, 1999               By:    /s/  DANIEL E. GEFFKEN
                                              ---------------------------------
                                              Daniel E. Geffken
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX

       Exhibit No.             Description
       -----------             -----------
                27             Financial Data Schedule (for EDGAR filing
                                     purposes only)

              99.1             Certain Factors That May Affect Future Results