Form 10-K
period 1999-12-31
TRANSKARYOTIC THERAPIES INC
filed 2000-03-24
CIK 885259

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21481

                          TRANSKARYOTIC THERAPIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

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

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $631,000,000, based on the last reported sale price of the registrant's Common Stock on The Nasdaq Stock Market as of the close of business on March 1, 2000. There were 22,635,847 shares of Common Stock outstanding as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                                                        10-K Part
--------                                                                        ---------
Specifically Identified Portions of the Registrant's Proxy Statement
for the Annual Meeting of Stockholders to be held on June 15, 2000              III


                                     PART I

ITEM 1.   BUSINESS

SUMMARY

         Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company building a broad and renewable product pipeline based on three proprietary development platforms: Gene-Activated-TM-proteins, Niche Protein-TM- products, and Gene Therapy. The Company currently has four products in clinical development: Gene-Activated-TM- erythropoietin ("GA-EPO-TM-") in Phase III trials for the treatment of anemia, a second Gene-Activated protein ("GA-II") in a Phase I trial, Replagal-TM- ("alpha-galactosidase A" or "alpha-gal") completed Phase II trials for the treatment of Fabry disease, and Factor VIII gene therapy in a Phase I trial for the treatment of hemophilia A. TKT intends to expand its clinical pipeline by initiating clinical trials of one additional Gene-Activated protein and two additional Niche Protein products over the next 12 months. The Company has a balanced commercialization strategy, which is designed to leverage the size and experience of corporate partners for certain products while building a small and efficient commercial infrastructure for others. Accordingly, the Company has entered into collaborations with Aventis Pharma ("Aventis"), formerly Hoechst Marion Roussel, Inc., with respect to its first two Gene-Activated proteins, with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") for Replagal in Japan, and with Genetics Institute, Inc. ("GI") for Factor VIII gene therapy in Europe. TKT intends to independently market its Niche Protein products and gene therapy products, as well as a number of its Gene-Activated proteins.

GENE ACTIVATION TECHNOLOGY BACKGROUND

         PROTEIN PRODUCTION: THREE TECHNOLOGICAL WAVES

         The therapeutic value of certain proteins produced by the human body has been known for decades. One of the major advances in 20th-century medicine was the development of systems for the large-scale production of therapeutic proteins outside the body. For example, prior to the development of a manufacturing process for insulin more than seventy years ago, patients with Type I (juvenile onset) diabetes were offered no effective treatment and generally died of starvation at an early age. Following the development of pharmaceutical insulin preparations for injection, Type I diabetics could live long and relatively normal lives. During this first wave of protein production technology, proteins generally were purified from human or animal tissue. Insulin, for example, was isolated from the pancreas of pigs and cattle, and growth hormone, for the treatment of short stature, was isolated from the pituitaries of cadavers.

         During the second wave of protein production technology, based on the cloning of human genes, proteins were manufactured using conventional genetic engineering techniques. As a result, by the mid-1980's, it became routine to engineer cells to produce therapeutic proteins at levels that were substantially in excess of what could be obtained by purification from tissue. However, since many of the proteins produced by conventional genetic engineering techniques had previously been purified, the patent protection afforded by this second wave of protein production technology tended to focus on the genes encoding therapeutic proteins. Accordingly, many patents have been issued covering isolated and purified DNA sequences encoding such proteins, various vectors used to insert such DNA sequences into production cell lines, and cell lines modified by the insertion of such DNA sequences. TKT believes its proprietary gene activation technology represents the third wave in the evolution of protein production technology in that it is based on the activation of genes encoding therapeutic proteins in human cells rather than the cloning and transfer of these genes. TKT's gene activation technology avoids using the approach to protein production associated with the second wave. The Company believes this will allow it to develop and commercialize a large number of therapeutic proteins, including potentially improved versions of many that are currently marketed.

         GENE STRUCTURE AND REGULATION OF GENE EXPRESSION

         Recent advances in molecular biology, cell biology, and genomics have led to a much better understanding of the structure and function of human genes than was possible only a few years ago. It is now generally accepted that virtually all genes contain certain DNA sequences that provide information necessary for the cell to assemble a specific sequence of amino acids that make up a protein ("coding DNA sequences"). Thus, each gene can be viewed as the blueprint for a particular protein, and "gene expression" is the process that leads to the synthesis of the protein it encodes. Gene expression is controlled by certain DNA sequences which function as switches that "turn on" the gene and trigger the synthesis of the protein ("regulatory DNA sequences"). Despite the staggering variety of proteins synthesized by the cells of the body, this process is universal.

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

         CONVENTIONAL RECOMBINANT PROTEIN PRODUCTION

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

TKT'S PROPRIETARY GENE ACTIVATION TECHNOLOGY

         Although the conventional approach to recombinant protein production is quite powerful, its use today faces certain commercial barriers and technical limitations. The primary barrier is that biotechnology companies have sought and obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as effective barriers to entry, minimizing competition in the therapeutic proteins market. In addition, conventional genetic engineering techniques for protein production may face technical limitations arising from the need to first clone the gene of interest. For certain proteins, this step adds to development times, increases costs, and is technologically challenging. Technological difficulties may also arise from the use of non-human production cell lines, which may result in the production of proteins that have therapeutically significant differences from those naturally produced by the cells of the human body. Furthermore, production processes based on conventional genetic engineering may not have incorporated recent advances in cell culture systems with significant efficiency and cost advantages as compared to processes originally developed over a decade ago.

         To overcome these commercial barriers and technical limitations, TKT has developed gene activation technology for the production of therapeutic proteins. This proprietary technology does not rely on the manipulation of cloned genes. Using this proprietary technology, TKT has succeeded in producing therapeutic proteins in human cells by bypassing regulatory DNA sequences set in the "off position" with regulatory DNA sequences set in the "on position" in order to activate the gene of interest. The Company's gene activation technology does not require the manipulation of the protein coding DNA sequences of the gene. The bypass of an "off switch" with an "on switch" is accomplished by "gene targeting."

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

         In order to manufacture a protein of therapeutic interest using gene activation technology, a human cell line producing the protein must be generated. This cell line will ultimately become the master cell bank for large scale manufacturing and is generated as follows:

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

         The Company has successfully accomplished all of the steps described above for GA-EPO, GA-II, and a third Gene-Activated protein ("GA-III"). The results of TKT's work in this area have led to proof-of-concept that (i) gene targeting can be used to direct the integration of regulatory and structural sequences to a specific, pre-selected position in the genome, (ii) the product of the targeting event is a cell containing an activated gene, and (iii) the protein production properties of cells created by gene activation are predictable and suitable for, and have been successfully used in, large-scale manufacturing. Accordingly, the Company believes that these methods may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes. Because the gene activation technology avoids many of the technical limitations of conventional recombinant protein production technology, the Company also believes that the gene activation technology is at least as efficient as, and may be more cost-effective than, conventional genetic engineering techniques for protein production.

TKT'S GENE-ACTIVATED-TM- PROTEIN PROGRAMS

          The Company's initial strategy in exploiting its proprietary gene activation technology is to commercialize Gene-Activated versions of protein products that have proven medical utility, have received marketing approval from regulatory authorities and have achieved significant revenues in major markets. These protein products have experienced high rates of acceptance among physicians and health care providers. The

Company estimates that 1999 total worldwide sales for the ten largest marketed therapeutic proteins were approximately $17.4 billion (see Table I). As the number of new approved protein products increases and as the number of approved indications for such products increases, the Company believes that the market for these protein products will continue to experience substantial growth. The Company also believes that the broad applicability of its gene activation technology for protein production and the fact that many additional proteins are currently in clinical development will provide a large number of candidates for commercialization using TKT's gene activation technology.


       TABLE I. COMPANY ESTIMATE OF 1999 WORLDWIDE PROTEIN PRODUCT REVENUES (IN MILLIONS)

       PROTEIN                            PRIMARY INDICATION                               REVENUES
       -------                            ------------------                               --------
       Erythropoietin                     Anemia                                             $4,800
       Insulin                            Diabetes                                            2,800
       G-CSF                              Neutropenia                                         1,900
       Growth Hormone                     Short stature                                       1,700
       alpha-interferon                   Hepatitis/Cancer                                    1,500
       Factor VIII                        Hemophilia A                                        1,500
       beta-interferon                    Multiple sclerosis                                  1,300
       FSH                                Infertility                                           900
       tPA                                Myocardial infarction                                 500
       Glucocerebrosidase                 Gaucher disease                                       500
                                                                                            -------
                                                                                            $17,400
                                                                                            -------


         TKT has focused its initial gene activation efforts on the development of its GA-EPO product in collaboration with Aventis. Erythropoiesis is the process by which red blood cells (erythrocytes) are produced. When the body requires additional red blood cells, the kidney normally produces erythropoietin, a circulating protein hormone that stimulates the differentiation of certain progenitor cells in the bone marrow. The kidney's critical role in red blood cell production was determined in the 1950's, and erythropoietin was first isolated and purified from the urine of patients with anemia in the 1970's (the first wave). The gene encoding erythropoietin was cloned in the 1980's and used for production of the protein using conventional genetic engineering techniques (the second wave). Erythropoietins have been successfully used to treat anemia associated with a variety of conditions, including the anemia of kidney failure (which causes a reduction in the body's ability to produce the protein) and the anemia of chemotherapy (which causes the destruction of a large number of bone marrow progenitor cells).

 GA-EPO-TM-  DEVELOPMENT STATUS

         TKT has successfully applied its gene activation technology to produce GA-EPO in human cells (the third wave). To illustrate the underlying concept of TKT's gene activation process, consider that essentially all human cells contain the erythropoietin gene, yet only certain cells of the kidney actually produce erythropoietin. In all other cells in the human body, the erythropoietin gene is inactive. The erythropoietin gene is not expressed in most human cells because regulatory sequences in those cells prevent the protein from being made; the gene is controlled by a switch ("regulatory DNA sequences") that is permanently in the "off" position. The goal of TKT's GA-EPO program was to by-pass this "off switch" in a human cell in which the erythropoietin gene is inactive with regulatory sequences inserted into the cell which comprise an "on switch" to activate erythropoietin expression.

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

         Aventis has completed both Phase I and Phase II studies of GA-EPO. In these studies, the safety of GA-EPO was comparable to marketed erythropoietins, and GA-EPO demonstrated a dose-dependent increase in red blood cell production.

         In December 1999, Aventis completed the dosing for pivotal Phase III clinical trials of GA-EPO in both the U.S. and U.K. Longer term maintenance studies are ongoing. The studies were designed to assess the safety and efficacy of GA-EPO as a treatment for anemia of renal failure in patients who are on dialysis and patients who are not yet undergoing dialysis, and are intended to support filing for market approval. The data are being collected and, if positive, TKT expects Aventis will file for marketing approval in the U.S. and the U.K. in 2000.

         Approximately 1,400 patients with renal failure participated in GA-EPO Phase III clinical trials. The clinical program was designed to deliver GA-EPO by both intravenous and subcutaneous routes of administration.

         Also in December 1999, Aventis filed an Investigational New Drug Application ("IND") to commence a Phase III study of GA-EPO as a treatment for anemia associated with cancer chemotherapy.

         DEVELOPMENT STATUS OF OTHER GENE-ACTIVATED-TM- PROTEIN PRODUCTS

         In collaboration with Aventis, TKT is developing GA-II. Aventis accepted for development the Gene-Activated cell line for GA-II in June 1997 and manufacturing is at commercial scale. In December 1999, Aventis filed an IND to commence clinical testing of this product.

         GA-III is in preclinical testing. Manufacturing scale-up is in process, and the Company expects to file an IND for this product in 2000. TKT is currently developing GA-III independently.

         TKT believes that numerous development opportunities exist for Gene-Activated proteins. In addition to the proteins discussed above, the Company is currently developing four other Gene-Activated proteins. These programs are in the research or preclinical stage.

GENE-ACTIVATED-TM- PROTEIN PRODUCT COLLABORATIONS AND COMMERCIALIZATION STRATEGY

         In order to rapidly develop and exploit its gene activation technology, TKT has entered into two strategic alliances with Aventis, the first in May 1994 and the second in March 1995. The alliances are focused on the development of GA-EPO and GA-II.

         Under two license agreements, Aventis was granted worldwide exclusive rights to make, use, and sell the two products. Aventis is responsible, at its own expense, for all worldwide development, manufacturing, and marketing activities for both products. Pursuant to the agreement pertaining to GA-II, TKT also granted Aventis an option to commercialize certain aspects of TKT's gene therapy technologies. As to both products, TKT has successfully generated cell lines sufficient for scale-up to commercial production levels that have been accepted and scaled up by Aventis.

         Each of the license agreements expires, on a country by country basis, on the later of (i) 10 years after the first commercial sale of the covered product in such country or (ii) the last to expire of the patents licensed under such agreement with respect to such country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by the other party.

         TKT has the potential to receive up to $125.0 million ($58.0 million for GA-EPO and $67.0 million for GA-II) from Aventis from the two alliances, consisting of license fees, equity investments, milestone payments, and research funding. As of December 31, 1999, TKT had received $60.5 million of such amount ($26.5 million for GA-EPO and $34.0 million for GA-II). The remaining payments are contingent upon the achievement of milestones in connection with the continued development of these products by Aventis. The amounts received to date include all of the scheduled equity payments. TKT also is entitled to a low double-digit royalty on net sales of these two products worldwide.

         In addition, Aventis has assumed the cost of defense of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for its share of litigation expenses, as defined, from future royalties, if any, otherwise payable by Aventis as to the sale of GA-EPO and in certain other circumstances. See
Note 11 to Notes to Consolidated Financial Statements.

         Future Gene-Activated proteins may include currently-marketed proteins, proteins currently in late stage clinical development, or proteins that are in much earlier stages of development. At present, TKT intends to focus on the currently-marketed products until products from these latter two categories demonstrate clinical and commercial viability. TKT believes that its focus on currently-marketed proteins for near-term commercialization and on development-stage proteins for the long-term appropriately utilizes Company resources, maximizes near-term commercial potential, and will allow the Company to build a strong Gene-Activated protein pipeline for the future.

NICHE PROTEIN-TM- PRODUCT DEVELOPMENT PLATFORM

         Certain genetic diseases are known to be caused by the deficiency of a single, well-defined protein. The patient's inability to produce sufficient amounts of the specified protein results in symptoms which can be debilitating and, ultimately, life threatening. These diseases include Fabry disease, Gaucher disease, Hunter syndrome, Hurler syndrome, Pompe disease, and Tay-Sachs disease. The most direct approach to treat these diseases is to manufacture the missing or deficient protein and deliver it to the patient. No effective treatment currently exists for most of these rare diseases. TKT's Niche Protein product platform is focused on developing protein replacement products to treat patients suffering from certain of these diseases. The Company plans to develop and commercialize products for a number of these diseases, with the goal of reducing symptoms and potentially reversing progression of the disease.

TKT'S NICHE PROTEIN-TM- PRODUCT DEVELOPMENT STRATEGY

         The Company's product development strategy for its Niche Protein product platform is to leverage the Company's core competencies in gene expression, cell culture, and protein characterization to create protein replacement products to treat rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defects in many of the diseases which the Company intends to address with its Niche Protein product platform are understood in depth, product development pathways have the potential to be straightforward. The Company is currently developing seven Niche Protein products, including treatments for Fabry disease, Hunter syndrome, and Gaucher disease. TKT views its Niche Protein product platform as a near-term opportunity to develop and commercialize products on a relatively cost-effective, lower risk basis. TKT expects to develop and commercialize these products in the U.S. and Europe and to seek corporate collaborators for Japan.

         The Company believes that it will be able to arrange for manufacturing of its Niche Protein products under the terms of contract manufacturing agreements with third parties. In addition, the Company believes that it will be able to effectively serve Niche Protein product markets with a small, focused sales force, thereby limiting the Company's investment in sales and marketing infrastructure. The Company hired a Senior Vice

President, Commercial Operations in April 1999 to direct its commercialization efforts and is developing a commercial infrastructure for the sale of its Niche Protein products.

         FABRY DISEASE

         TKT's first target in the Niche Protein product program is Fabry disease. Fabry disease is an inherited lysosomal storage disorder caused by the deficiency of the enzyme alpha-gal. The disorder is characterized by the accumulation of lipids in lysosomes of vascular endothelial and smooth muscle cells and in a variety of other tissues. Patients with Fabry disease show diverse clinical manifestations beginning as early as adolescence. These manifestations include severe pain and cardiovascular and renal complications. The Company believes that there are 5,000 Fabry disease patients worldwide. Current treatment of the disease is limited to the reduction of symptoms. The Company believes that alpha-gal enzyme replacement therapy could result in a decrease or an improvement in the clinical manifestations of the disease.

         In 1997, the Company, in collaboration with the National Institutes of Health ("NIH") under a Cooperative Research and Development Agreement ("CRADA"), conducted a Phase I clinical trial designed to characterize the safety and pharmacokinetic profile of Replagal, the Company's alpha-gal product for the treatment of Fabry disease. Ten patients with Fabry disease were treated with a single dose of highly purified alpha-gal manufactured at TKT, with two patients treated at each of five escalating dose levels. Plasma half-life and alpha-gal enzyme activity were examined before and after treatment, along with a series of clinical and laboratory safety assessments. All ten patients showed a reduction of the toxic lipid that causes the symptoms of Fabry disease, with the reduction observed in either or both the liver and the kidney. The treatment was well-tolerated, and no clinically significant side-effects were observed. The half-life of the enzyme appears to support dosing at intervals of one week or longer.

         During 1999, the Company completed a Phase II clinical trial of Replagal for the treatment of Fabry disease. Twenty-six patients with Fabry disease participated in the six month placebo-controlled trial at the NIH. The goal of the study was to assess safety and efficacy of Replagal as a treatment for the disorder. All patients who completed the trial elected to participate in a maintenance study to provide longer-term safety and efficacy data.

         The Company has received Fast Track designation for Replagal from the U.S. Food and Drug Administration ("FDA") and is therefore eligible for the FDA to review the Company's Biologics License Application ("BLA") within six months of submission, although it may take longer to obtain approval. TKT has also received orphan drug designation for Replagal. As a result, if Replagal is the first product to receive FDA marketing approval for the indication for which it has designation as an orphan drug, the FDA may not approve any other applications to market the same product for the same indication, except in limited circumstances, for a period of seven years.

          The Company has entered into a contract manufacturing agreement with a third party to produce Replagal for the Company. The Company has developed a cell line for commercial manufacturing and, in conjunction with its contract manufacturer, has developed a commercial scale manufacturing process.

         In July 1998, the Company entered into a distribution agreement with Sumitomo to commercialize Replagal in Japan and other Asian countries. Under the terms of the agreement, Sumitomo paid TKT an up front fee of $2.0 million and is obligated to make additional payments to TKT as the product moves through development and commercialization. Sumitomo is responsible for development and commercialization of Replagal in its territories. The distribution agreement expires on a country-by-country basis under specified circumstances, including a material breach of the agreement by the other party.

         HUNTER SYNDROME

         TKT's second target in the Niche Protein product platform is Hunter syndrome. Hunter syndrome is an inherited lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulfatase ("I2S"). As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient. Physical manifestations include skeletal deformities, obstructive airway disease, cardiac failure and, in severe cases, central nervous system involvement. Cardiac and respiratory illness are often the cause of death at an early age in patients with the disorder. The Company believes that there are approximately 5,000 Hunter syndrome patients worldwide.

         The Company believes that I2S enzyme replacement therapy could result in an elimination of many of the clinical manifestations associated with Hunter syndrome and an increased life expectancy and quality of life. The Company plans to file an IND covering its I2S product in 2000. The Company has developed a commercial quality cell line and is developing a commercial scale manufacturing process.

GENE THERAPY TECHNOLOGY

         TKT'S GENE THERAPY APPROACH

         The first three waves of protein production have a critical feature in common: regardless of methodology, the proteins are manufactured outside the human body. The Company believes that its approach to gene therapy, Transkaryotic Therapy-TM-, represents the fourth wave of protein production--a system that would restore the patient's natural ability to produce a required therapeutic protein.

         TKT's approach to gene therapy is based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods. The Company believes the approach will be safe, cost-effective, and clinically superior to the conventional delivery of proteins by injection. In preclinical animal studies, a single administration of one of the Company's gene therapy products resulted in the lifetime production and delivery of therapeutic proteins.

         TKT believes its gene therapy system is broadly enabling and, accordingly, may be applicable to the treatment of a wide range of human diseases. Because TKT's gene therapy has demonstrated long-term delivery of therapeutic proteins in animal model systems, the Company believes its approach may be well-suited to the treatment of chronic protein deficiency states, including hemophilia, diabetes, and hypercholesterolemia. The diseases targeted by TKT are characterized by a significant unmet medical need, and the clinical goals that must be achieved by TKT's gene therapy products are well-defined. The potential benefits of TKT's gene therapy products include improved therapeutic outcome, elimination of frequent painful injections and the problem of patient compliance, a minimization of side effects due to over- or under-dosing of conventional proteins, and a reduction in costs.

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

         TKT's enabling gene therapy technology platform is a non-viral, EX VIVO system, which the Company believes is significantly different from other approaches to gene therapy. The Company believes that these differences will allow for physiologic levels of protein expression in patients for extended periods, a goal that historically has represented a major obstacle in alternative gene therapy systems. The major alternative to TKT's system is based on the use of genetically-modified viruses to infect patients' cells. The Company believes that such viral approaches present a significant safety risk due to the possibility of causing new viral infections in patients. In addition, such approaches have not allowed long-term production of the therapeutic protein in animal models or patients.

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

         In order to develop a safe, effective, non-viral, EX VIVO gene therapy system, the Company believes that it was necessary for several major tasks to have been accomplished in basic research and preclinical testing. Each of the steps must be carried out to allow the ultimate product to be manufactured efficiently, reproducibly, and cost-effectively, to be subjected to rigorous quality control to ensure safety and to direct the long-term production and delivery of the therapeutic protein in the patient. The first step involves the development of techniques for obtaining and propagating the cell types of interest. Next, non-viral methodologies must be developed that allow DNA fragments to be stably introduced into these cells. DNA fragments containing the appropriate DNA regulatory sequences fused to the desired protein encoding sequences, for example, must be constructed and introduced into cells to generate genetically-engineered cells which express the therapeutic protein at clinically relevant levels. After the DNA fragments have been successfully introduced into human cells, methodologies must then be developed that allow the engineered cells to properly process the therapeutic protein. The final step involves the development of methods and formulations for the implantation of the engineered cells.

Table II.  TKT's Gene Therapy System: Summary of Selected Technical
           Accomplishments


              TASKS                                       ACHIEVEMENT                       COMMENTS
              -----                                       -----------                       --------
Cell types propagated                    Fibroblasts, myoblasts, mammary             Cells retain normal properties
                                         epithelial cells
Proteins expressed                       Factor VIII, Factor IX, Growth Hormone,     All expressed at levels of at
                                         Insulin, Interleukin-2, LDL receptor,       least 1 microgram/million cells/day
                                         alpha-gal
Transfection methodologies applied       Electroporation, microinjection,            All with efficiencies greater
                                         polybrene and calcium phosphate             than 1 stably transfected
                                         precipitation                               cell per thousand treated
                                                                                     cells
Proteins characterized                   Factor VIII, Factor IX, Growth Hormone,     All with natural
                                         alpha-gal                                   post-translational
                                                                                     modifications
IN VIVO expression observed              Factor VIII, Factor IX, Growth Hormone,     All at physiologic levels in
                                         Insulin                                     animal models


         TKT scientists have successfully accomplished all of the tasks set forth in Table II and, in model systems, have successfully delivered therapeutic proteins for the lifetime of the experimental animals. Much of TKT's work has focused on gene therapy using fibroblasts, a cell type present in the skin (and throughout the body) that is readily obtained from patients and propagated in culture. The Company has developed a variety of methodologies for the stable transfection of normal human cells. "Stable transfection" means that the introduced DNA fragment becomes part of a chromosome in the treated cell. One such methodology is electroporation, a technique based on subjecting cells to a brief electrical pulse. The pulse transiently opens small pores in the cell membrane that allow the DNA fragments of interest to enter the cell. The technique is simple, reproducible (it works for a variety of cell types and for cells derived from newborns to the elderly), efficient (one electroporation provides many more transfected cells than required for treatment), and cost-effective (less than one dollar per reaction).

         The Company believes it has developed the basic technologies required for a safe and effective gene therapy approach which can be refined and optimized for patient use. In patients, TKT envisions that, in general, the system would function as follows:

         1. The clinician would identify the patient to be treated and perform a small skin biopsy;

         2. In TKT's manufacturing facility, patient cells would be harvested from the biopsy specimen;

         3. The DNA fragment containing DNA regulatory sequences and protein coding sequences would be introduced into the harvested cells by electroporation. The DNA fragment and the electroporation methodology would be the same for all patients with a given disease;

         4. A genetically engineered cell expressing the therapeutic protein would be identified, propagated, subjected to appropriate characterization and quality control tests, and formulated in a syringe. The syringe would then be returned to the physician; and

         5. The physician would then inject the engineered cells under the patient's skin as an outpatient procedure.

         These techniques (described above) have been successfully carried out in a Phase I clinical trial of growth hormone gene therapy as a treatment for the cachexia (body wasting) of cancer and a Phase I clinical trial of Factor VIII gene therapy for hemophilia A. The specific procedures vary based on the disease to be treated. For example, different cell types, sites of implantation, and genes of interest could be advantageous for a given disease.

         The Company believes that Transkaryotic Therapy offers several clinical and commercial advantages over conventional treatments and other gene therapies for targeted diseases, including:

- SAFETY. Transkaryotic Therapy does not use infectious agents such as retroviruses, adenoviruses, or adeno-associated viruses to genetically engineer the patient's cells. TKT's non-viral method of producing genetically engineered cells allows for extensive safety testing prior to implantation of such cells in the patient. In studies of TKT's gene therapy system involving over 5,000 animals, no side effects have been observed;

- LONG-TERM EXPRESSION. Transkaryotic Therapy is designed to produce long-term results with a single treatment. In preclinical studies, the Company has produced target proteins at therapeutic levels for the lifetime of the animals, suggesting the possibility of long-term effectiveness in humans;

- CONTROLLABILITY. Transkaryotic Therapy is designed to deliver therapeutic proteins at levels that meet a patient's specific needs. The Company believes that its gene therapy system will allow the physiologic and pharmacologic regulation of expression.

     Further, the Company believes that the treatment afforded by Transkaryotic Therapy will be readily reversible so that therapy can be discontinued if no longer required;

- FLEXIBILITY. The Company has focused on genetically engineering a wide variety of human cell types because, although certain cell types are useful in the gene therapy of particular diseases, no single cell type is appropriate for the gene therapy of all diseases;

- EASE OF ADMINISTRATION. Transkaryotic Therapy will allow for the administration of its products by a single injection under the patient's skin on an out-patient basis. Furthermore, the potential long-term effectiveness of the treatment could eliminate problems of patient compliance; and

- COST-EFFECTIVENESS. Transkaryotic Therapy takes advantage of the patient's natural ability to synthesize therapeutic proteins for extended periods. The potential benefits of Transkaryotic Therapy include improved therapeutic outcome, the elimination of frequent painful injections and patient compliance problems, a reduction of side effects due to overdosing and underdosing of conventional proteins, and significant reductions in cost. Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals which require frequent administration.

TKT'S GENE THERAPY DEVELOPMENT PROGRAMS AND COMMERCIALIZATION STRATEGY

         The Company is focusing its development efforts on gene therapy products for the treatment of chronic diseases with straightforward and well-characterized etiologies. For certain of these diseases, such as hemophilia A, effectiveness, dose ranges, and safety have been clearly established in the context of currently approved and marketed products. For other diseases, preliminary IN VITRO and animal model data strongly suggest that the long-term delivery of appropriate therapeutic proteins will effectively treat the disease. The Company believes that this initial focus will provide strategic advantages by allowing evaluation of Transkaryotic Therapy based on well understood clinical parameters, thereby facilitating the regulatory approval process. Furthermore, the Company believes that when administered as part of its proprietary gene therapy system, these proteins may provide therapeutic benefits not achievable using conventional methods of delivery.

         The Company has completed a clinical trial to assess the safety of its gene therapy technology in humans. This Phase I clinical trial was based on the implantation of genetically modified skin fibroblasts to express growth hormone in cancer patients at risk for cachexia. The principal purpose of this study was to determine the safety of the Company's gene therapy in humans. A total of 21 patients were enrolled in the study. Community physicians injected the modified cells under the skin of subjects; all patient procedures were performed on an out-patient basis. Preliminary data from this study suggest that the administration of the genetically-engineered cells appears to be well-tolerated. Prior to proceeding with additional clinical trials (beyond Phase I) for this product, the Company intends to seek a collaborative partner.

         HEMOPHILIA  A

         TKT's principal gene therapy program is for the treatment of hemophilia
A. When a blood vessel ruptures, an intricate series of events allows the rapid formation of a clot in normal individuals. One of the best-studied coagulation disorders is hemophilia A, caused by a deficiency or defect in protein coagulation Factor VIII. Patients with the disease experience acute, debilitating, and often life-threatening bleeding episodes. Depending on the severity of the disease, bleeding may occur spontaneously or after minor trauma. Conventional treatment consists of temporarily increasing the patient's Factor VIII levels through infusions of plasma-derived or recombinantly-produced Factor
VIII. Factor VIII levels typically rise to therapeutic levels for only two to three days following intravenous administration, then return to the baseline subtherapeutic level, once again placing the patient at risk for a serious bleeding episode. It is estimated that there are approximately 50,000 hemophilia A patients worldwide. In the U.S., an adult suffering from the disease receives Factor VIII protein treatment only during bleeding crises at an average annual cost of approximately $65,000.

         TKT's approach to the treatment of hemophilia A is based on the production and delivery of Factor VIII using Transkaryotic Therapy. The Company believes that its Factor VIII gene therapy product has the potential to provide a constant supply of therapeutic levels of the missing protein, effectively eliminating the problem of rapid disappearance of the therapeutic protein. The Company has produced clonal populations of human fibroblasts which have been transfected to express Factor VIII IN VITRO, demonstrated that the protein is properly processed, and achieved protein expression in animals.

         In November 1998, the Company began the first ever clinical trial evaluating a gene therapy treatment for hemophilia A. This Phase I safety study will include 12 patients and is being conducted at the Beth Israel Deaconess Medical Center in Boston, Massachusetts. The trial is expected to take up to three years to complete, including a two year follow up period following the treatment phase.

         Preliminary results for the first six patients revealed that no adverse events have been associated with the treatment. In addition, all six patients have shown some level of Factor VIII in their blood following implantation of genetically-engineered cells.

         In February 2000, Beth Israel Deaconess Medical Center ("Beth Israel") placed a temporary moratorium on all gene therapy clinical trials being conducted at its facility, including the Company's clinical trial for hemophilia A, due to national public policy concerns relating to gene therapy trials. These national public policy concerns have arisen due to recent adverse events that have occurred during gene therapy clinical trials, conducted by other biotechnology and pharmaceutical companies and institutions. As a result, the federal government, the FDA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly cautious about the safety of gene therapy clinical trials. Due to such increasing concern, a number of gene therapy clinical trials at certain institutions have been terminated or suspended. In early
February 2000, Beth Israel voluntarily suspended a human gene therapy trial the Company sponsored for the treatment of hemophilia A pending a review of the safety procedures followed in the trial, even though there had been no adverse event associated with the trial. Upon review of the Company's hemophilia A clinical trial safety data, Beth Israel resumed the trial two weeks after its initial suspension. During 2000, it is expected that six additional patients will be enrolled in the study.

         A Senate subcommittee hearing was held in late January 2000 on the potential need for increased regulation of gene therapy clinical trials. Moreover, the National Institutes of Health established the Recombinant DNA Advisory Committee (RAC) Working Group on Adenoviral Safety and Toxicity to assess the overall safety of gene therapy clinical trials. In March 2000, the RAC working group recommended that gene therapy research and clinical trials continue generally but that institutions, doctors, and others involved in clinical trials generally adhere to additional safety precautions to, among other things, better measure patient response to therapy and better ensure patients' informed consent as to procedures and treatments.

         In July 1993, the Company entered into a Collaboration and License Agreement with GI relating to a joint development and marketing program for a hemophilia A gene therapy product based on the Company's non-viral technology. The agreement provides that the parties will collaborate to develop and commercialize a non-viral gene therapy product for the treatment of hemophilia A using TKT's proprietary technology and GI's patented Factor VIII genes. Under the agreement, GI has granted TKT a non-exclusive worldwide license under GI's patents covering truncated versions of the gene encoding Factor VIII for use in certain non-viral gene therapy applications. GI has agreed to pay a portion of the clinical development costs of the product in the U.S., Canada, and the European Community. TKT retained exclusive manufacturing rights throughout the world and exclusive marketing rights to all countries of the world except those in Europe. Subject to certain conditions, GI received exclusive rights to market the product in Europe.

         LONG-TERM GENE THERAPY TARGETS

         The Company's long-term gene therapy product development strategy is focused on products for the treatment of commonly occurring diseases, including both juvenile- and adult-onset diabetes, hypercholesterolemia, and osteoporosis. These are diseases for which either (i) a proven therapeutic protein exists but effective treatment of the disease requires complex patterns of regulation in the patient (for example, insulin is widely used in the treatment of diabetes, but delivery of insulin by conventional methods is imprecise and does not prevent the serious complications of the disease) or (ii) no protein has yet been proven effective in treating the disease (for example, many proteins are thought to have potential in the treatment of hypercholesterolemia, but that has yet to be proven conclusively in patients).

         MANUFACTURING

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

         The Company intends to manufacture its gene therapy products in central manufacturing facilities. Initially, the Company plans to construct a central facility to serve the U.S. As the Company's product pipeline matures, the Company believes that demand will increase, possibly requiring the Company to construct an additional manufacturing facility in the U.S. Other gene therapy companies have adopted a strategy based on locating a cell processing facility in every large city or major medical center. TKT believes that the requirements for strict quality control and the benefits of economy of scale are better achieved using the central manufacturing strategy.

PATENTS, PROPRIETARY RIGHTS, AND LICENSES

         PATENTS AND PROPRIETARY ISSUES

         The Company believes that protection of the proprietary nature of its products and technology is important to its business. Accordingly, it has adopted and plans to maintain a vigorous program to secure and maintain such protection. The Company's practice is to file patent applications with respect to technology, inventions, and improvements that are important to its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, and the pursuit of licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology or that the Company can meaningfully protect its proprietary position.

         At December 31, 1999, the Company owned or licensed 15 issued U.S. patents and had 33 pending patent applications in the U.S. to protect its proprietary methods and processes. It also has filed corresponding foreign patent applications for certain of these U.S. patent applications. The issued U.S. patents and patent applications relate to the gene activation platform in general, DNA sequences required for gene activation, cells modified by gene activation to produce Gene-Activated proteins, corresponding gene activation methods, the Transkaryotic Therapy platform in general, the Niche Protein product platform in general, methods of propagating and transfecting cells, methods for obtaining expression of therapeutic proteins and homologous recombination in cells, and cells modified by the preceding methods. The U.S. patents owned or licensed by TKT expire at various dates ranging from 2011 to 2016.

         As a general matter, patent positions in the fields of biotechnology and biopharmacology are highly uncertain and involve complex legal, scientific, and factual matters. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Consequently, although TKT plans to prosecute aggressively its applications and defend its patents against third parties, there can be no assurance that any of the Company's patent applications relating to the technology used by the Company will result in the issuance of patents or that, if issued, such patents or the Company's existing patents will not be challenged, invalidated, or circumvented or will afford the Company protection against competitors with similar technology. Any litigation or interference proceedings regarding patent or other proprietary rights may result in substantial cost to the Company, regardless of outcome, and, further, may adversely affect TKT's ability to develop, manufacture, and market its products and to form strategic alliances.

         The Company's technologies and potential products may conflict with patents that have been or may be granted to competitors, universities, or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's technologies and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin commercialization of a product or use of a technology. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use such technology or to manufacture or market such product, or could be required to cease using such product or technology. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available or would be made available on acceptable terms. The Company believes that there may be significant litigation regarding patent and other intellectual property rights in the fields of all three of its product platforms.

         GENE ACTIVATION TECHNOLOGY PATENTS AND GA-EPO LITIGATION

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

         In April 1997, Amgen Inc. ("Amgen") filed a civil action in the U.S. District Court of Massachusetts against the Company and Aventis relating to GA-EPO and the processes for producing GA-EPO. In the litigation, Amgen is asserting, among other things, that GA-EPO and the processes for producing GA-EPO infringe certain of Amgen's U.S. patents. In addition, TKT and Aventis have launched judicial proceedings against Kirin-Amgen Inc. ("Kirin-Amgen"), a joint venture of Amgen and Kirin Brewery Co., Ltd. ("Kirin"), in the U.K.

         GENE THERAPY PATENT INTERFERENCE

         Over the past decade, there has been a dramatic increase in the number of approaches to gene therapy under development in both academic and industrial laboratories. A large number of patent applications have been filed in the U.S. and worldwide relating to this work, and a number of gene therapy patents have issued to date. The Company requested, and the U.S. Patent and Trademark Office ("PTO") declared in January 1996, an interference regarding an issued patent with broad claims to EX VIVO gene therapy. The participants in the interference are TKT, Genetic Therapy, Inc., which is a wholly-owned subsidiary of Novartis AG, Syntex (U.S.A.), which is a wholly-owned subsidiary of Roche Holdings, Inc., and Somatix Therapy Corporation, which has been merged into Cell Genesys, Inc. With the possible exception of the patent involved in the interference, the Company believes its Transkaryotic Therapy technology does not infringe on patents issued to date.

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

         If TKT does not prevail, a March 1997 Federal Trade Commission (the "FTC") consent order may be relevant to TKT. The FTC entered this consent order to resolve anti-competitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into Novartis AG. As part of the consent order, the constituent entities of Novartis are required to provide all gene therapy researchers and developers with nonexclusive, royalty-bearing licenses to the Novartis patent that is involved in the interference. In addition, the Company has entered into an agreement with Cell Genesys under which the Company would be permitted to market its non-viral gene therapy products pursuant to a royalty-free license agreement if Cell Genesys wins the interference. Thus, the Company believes that it will only be materially adversely affected if Syntex prevails in this proceeding.

         TRADE SECRETS

         To further protect its trade secrets and other proprietary property, the Company requires all employees, Scientific Advisory Board members, consultants, and collaborators having access to such proprietary property to execute confidentiality and invention rights agreements in favor of the Company before beginning their relationship with the Company. While such arrangements are intended to enable the Company to better control the use and disclosure of its proprietary property and provide for the Company's ownership of proprietary technology developed on its behalf, they may not provide meaningful protection for such property and technology in the event of unauthorized use or disclosure.

         LICENSING

         The Company has entered into several licensing agreements under which it has acquired certain worldwide rights to use proprietary genes and related technology in its non-viral gene therapy products. In particular, the Company has a non-exclusive license for certain non-viral gene therapy applications from GI with respect to GI's patented Factor VIII genes and a non-exclusive sublicense for non-viral gene therapy applications from British Technology Group plc ("BTG") with respect to BTG's patented Factor IX gene. In addition, the Company has an exclusive license to certain pending and issued patents from Women's and Children's Hospital, North Adelaide, Australia related to certain mucopolysaccharidoses (MPS), including Hurler and Scheie syndrome (MPS I),

Hunter syndrome (MPS II), and Sanfilippo syndrome (MPS III), TKT's rights under these gene licenses and sublicenses are for the term of the last to expire patent included in the licensed patent rights.

COMPETITION

         The Company believes that the primary competitive factors relating to the products that it is developing include safety, efficacy, reliability, distribution channels, price, and disease management services. In addition, the length of time required for products to be developed and to obtain regulatory and, in some cases, reimbursement approval are important competitive factors. The biotechnology industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. The Company believes it competes favorably with respect to the competitive factors affecting its business, although there can be no assurance that it will be able to continue to do so.

         Many of the Company's competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing, and distributing products. Smaller companies may obtain access to such skills and resources through collaborative arrangements with pharmaceutical companies or academic institutions.

         There can be no assurance that TKT will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than existing established treatments or new approaches and products developed and marketed by competitors. The development by others of alternative or superior treatment methods could render the Company's products obsolete or noncompetitive with respect to some or all of the competitive factors described above. In addition, treatment methods not clearly superior to the Company's could achieve greater market penetration through competitors' superior sales, marketing, or distribution capabilities.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection, secure licenses of necessary genes and technology from third parties, or otherwise develop proprietary products, or processes, and secure sufficient capital resources for the typically substantial expenditures and period of time prior to commercial sales of each product.

         GENE-ACTIVATED-TM- PROTEINS

         In its Gene-Activated protein program, TKT is developing versions of proteins that are currently-marketed. For instance, in the case of GA-EPO, erythropoietin is marketed by Amgen and J&J in the U.S.; F. Hoffmann-La Roche Ltd. (Boehringer

Mannheim GmbH) and J&J (Janssen-Cilag) in Europe; and by Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and Kirin in Japan.

         Many of the protein products against which the Company's Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block TKT's entry into the market by asserting that the Company's Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

         NICHE PROTEIN-TM- PRODUCTS

         For many of the disease targets of the Company's Niche Protein product program, there is currently no cure or effective treatment. Treatments generally are focused on the management of the disease's clinical symptoms, particularly pain. In general, the Company believes that these diseases may represent markets too small to attract the resources of larger pharmaceutical companies, but provide attractive commercial opportunities to smaller companies, such as TKT. The Company believes its major competition with respect to Fabry disease and Gaucher disease is Genzyme. Genzyme is conducting late stage clinical trials of a protein product for the treatment of Fabry disease and has marketed a product for the treatment of Gaucher disease since 1991. Genzyme owns or controls issued patents related to the production of protein products to treat Fabry disease and Gaucher disease.

         The Orphan Drug Act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases that affect fewer than 200,000 individuals in the U.S. The Company believes that many of the potential products in its Niche Protein product platform will qualify as orphan drugs and intends to pursue orphan drug designations, where appropriate. If a product that has an orphan drug designation from the FDA subsequently receives the first marketing approval for the indication for which it has such designation, the FDA may not approve any other applications to market the same product for the same indication, except in limited circumstances, for a period of seven years.

         There can be no assurance that other companies will not seek an orphan drug designation and obtain FDA marketing approval for a product competitive with a Niche Protein product before the Company obtains such approval. If another company obtains orphan drug marketing approval and receives seven year marketing exclusivity, the Company would not be permitted by the FDA to market the same product for the same indication in the U.S. during the exclusivity period, except in limited circumstances.

         GENE THERAPY

         The Company's gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the diseases and conditions targeted. In addition, new non-viral gene therapy treatments may be developed in the future. A number of companies, including major biotechnology and pharmaceutical companies, as well as development stage companies, are actively involved in this field.

MANUFACTURING

         TKT is currently using, and plans in the future to use, a combination of internal manufacturing and contract manufacturing by third parties to meet its requirements for preclinical testing, clinical trials, and commercialization of its products.

         Under TKT's collaboration with Aventis, Aventis is required to manufacture GA-EPO and GA-II required for clinical trials and commercial sale. TKT is manufacturing the Gene-Activated proteins required for its other development programs. TKT expects that in the future it may employ third party contract manufacturers for the production of Gene-Activated proteins for clinical development and commercial sale.

         TKT has entered into a contract manufacturing arrangement with a third party for the production of the Niche Protein product that TKT is developing for the treatment of Fabry disease. TKT expects that it will also rely on third party contract manufacturers for the production of this product for commercial sale.

         TKT is manufacturing its gene therapy products that are undergoing clinical trials. TKT expects to manufacture its gene therapy products for commercial sale. See "--TKT's Gene Therapy Development Programs and Commercialization Strategy."

GOVERNMENT REGULATION

         The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of the Company's products are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The Company believes that most of its products will be regulated by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Manufacturers of biologics may also be subject to state regulation.

         The steps required before a product may be approved for marketing in the U.S. generally include (i) preclinical laboratory tests and animal tests,
(ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the efficacy of the product, and appropriate testing to establish the safety of the product, (iv) the submission to the FDA of a BLA, (v) FDA review of the BLA, and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP.

         Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

         Clinical trials typically are conducted in three sequential phases, but the phases may overlap, and certain phases may be eliminated. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population.

         In the case of products for severe or life-threatening diseases, the initial human testing is sometimes done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide preliminary evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the Company or FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

         The results of the preclinical studies and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process require substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

         Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA holder. For example, BLA holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, or BLA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

         The Company also will be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

         For marketing outside the U.S., the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

EMPLOYEES

         As of December 31, 1999, the Company had 248 full-time employees, including 205 in research and development. The Company's employees are not covered by any collective bargaining agreement. TKT considers relations with its employees to be good.

TRADEMARKS

         GA-EPO-TM-, Gene-Activated-TM-, Niche Protein-TM-, Replagal-TM-, TKT-TM-, and Transkaryotic Therapy-TM-, are trademarks of the Company.

ITEM 2.  PROPERTIES

         The Company leases a total of approximately 112,000 square feet of laboratory and office space in buildings located in Cambridge, Massachusetts. These facilities include pilot facilities for gene therapy and protein product manufacturing.

         The Company believes that its current facilities will be adequate to accommodate its needs through 2000. The Company currently expects to meet any additional facilities requirements through development of a new facility or conversion of an existing building. The Company expects to seek financing for all or a significant portion of the cost of any additional facilities. There can be no assurance that financing will be available on favorable terms, if at all.

ITEM 3.  LEGAL PROCEEDINGS

         In April 1997, Amgen filed a civil action in the U.S. District Court for the District of Massachusetts against the Company and Aventis, the Company's collaborative partner. The complaint in the action alleges that GA-EPO and the processes for producing GA-EPO infringe certain of Amgen's U.S. patents and requests that TKT and Aventis be enjoined from making, using, or selling GA-EPO and that the District Court award Amgen monetary damages. In November 1997, TKT and Aventis filed a Motion for Summary Judgment of Non-Infringement. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. TKT and Aventis opposed that motion, stating that there had been no infringement.

         In April 1998, the District Court granted TKT and Aventis' Motion for Summary Judgment of Non-Infringement and denied Amgen's Motion for Summary Judgment of Infringement on the ground that all of TKT and Aventis' GA-EPO related activities through that date had been conducted solely for uses reasonably related to the production of information for submission to the FDA as part of seeking regulatory approval to market GA-EPO. The District Court stated that, under the Waxman-Hatch Act, such activities are not acts of patent infringement. The District Court did not otherwise address the issue of whether TKT and Aventis' activities that were challenged by Amgen, infringed Amgen's patents. The District Court ordered Amgen's remaining claim for Declaratory Judgment of Future Infringement administratively closed, to be reopened upon motion of either party for good cause shown. The District Court also stated that issuance by the FDA of a product license presumably would constitute good cause to reopen that claim.

         In June 1999, TKT and Aventis filed a motion to reopen the case in the District Court, which was granted. The District Court scheduled the trial to commence in April 2000. The District Court also scheduled a Markman hearing for March 27-28, 2000. The purpose of the Markman hearing is for the District Court to construe the claims of the patents in suit.

         In addition, in July 1999, the Company commenced legal proceedings in the U.K. against Kirin-Amgen seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in 2001.

         In September 1999, the District Court granted Amgen's motion to amend its complaint to include two additional patents that issued in May 1998 and September 1999.

         The Company can provide no assurance as to the outcome of either the U.S. or U.K. proceedings. A decision by a court in Amgen's or Kirin-Amgen's favor, including the issuance of an injunction against the making, using, or selling of GA-EPO by the Company and Aventis in the U.S. or the U.K., or any other conclusion of either litigation in a manner adverse to the Company and Aventis, would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the cost of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, payable by Aventis as to the sale of GA-EPO and in certain other circumstances.

         There can be no assurance that the Company will not in the future become subject, in the U.S. or any other country, to additional patent infringement claims, interferences, and other litigation involving patents, or any patents that may issue on any pending patent applications, including Amgen patent applications.

         The Company is currently involved in a patent interference proceeding before the PTO involving a patent and several patent applications in the gene therapy field.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:


Name                                            Age      Position Held With the Company
----                                            ---      ------------------------------
Richard F Selden, M.D., Ph.D.                   41       President and Chief Executive Officer
William H. Pursley                              46       Senior Vice President, Commercial Operations
Douglas A. Treco, Ph.D.                         42       Senior Vice President, Research and Development
Christoph M. Adams, Ph.D.                       43       Vice President, Business Development
Daniel E. Geffken                               43       Vice President, Finance, Chief Financial Officer and
                                                         Secretary
Kurt C. Gunter, M.D.                            45       Vice President, Clinical and Regulatory Affairs
Joseph G. Habarta, Ph.D.                        53       Vice President, Quality


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

         WILLIAM H. PURSLEY has served as Senior Vice President, Commercial Operations since April 1999. From April 1995 to April 1999, Mr. Pursley was Senior Vice President, Commercial Development at Biotechnology General Corporation, a biotechnology company. From 1993 to 1995, Mr. Pursley served as Chairman and Chief Executive Officer at Trigenix, Inc., a company that provided sales, marketing and reimbursement outsourcing capabilities to the biotechnology industry. He received a B.A. in Biology from the University of Louisville.

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

         DANIEL E. GEFFKEN has served as Vice President, Finance and Chief Financial Officer of the Company since February 1997. From June 1993 to February 1997, Mr. Geffken was Chief Financial Officer of CytoTherapeutics, Inc., a biotechnology company. He received a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from the Harvard Business School.

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

         JOSEPH G. HABARTA, Ph.D. has served as Vice President, Quality since November 1999. From 1993 to 1999, he held a variety of positions at Ares-Serono, a pharmaceutical company, where he was most recently Vice President, Quality Assurance and Quality Systems, Corporate Manufacturing Operations. Dr. Habarta received a B.A. in Chemistry from Queens College and a M.S. in Analytical Chemistry and a Ph.D. in Chemistry from Seton Hall University.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         The Company's Common Stock commenced trading on October 17, 1996 on The Nasdaq Stock Market under the symbol "TKTX." As of March 1, 2000, there were 167 holders of record of the Company's Common Stock.

         The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on The Nasdaq Stock Market.


                                       HIGH              LOW
1999
QUARTER ENDED:
  December 31...................  $      53 3/8     $  34 1/4
  September 30..................         51 3/8        31 3/8
  June 30.......................         34 3/8        25 15/16
  March 31......................         37 7/8        23 3/8

1998
QUARTER ENDED:
  December 31...................  $      25 15/16   $  15 1/8
  September 30..................         30            19 1/8
  June 30.......................         36            25 3/4
  March 31......................         39 1/8        29


         The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipated paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company for the five years ended December 31, 1999 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.


-------------------------------------------------- ----------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA                                          Year ended December 31,
-------------------------------------------------- ----------------------------------------------------------------
(in thousands, except per share amounts)                  1999         1998         1997         1996          1995

License and research revenues                           $3,870      $ 5,325      $ 5,788      $ 4,225     $  15,400
Research and development expenses                       43,946       25,617       18,111       14,019        10,529
Net income (loss)                                      (44,456)     (19,965)     (12,871)     (11,972)        2,074
Basic net income (loss) per share (pro forma in
  1996 and 1995)                                        $(2.25)      $(1.05)      $(0.74)      $(0.98)        $0.19
Shares used to compute basic net income (loss)
per share (pro forma in 1996 and 1995)                  19,763       19,052       17,394       12,262        10,862
-------------------------------------------------- ------------ ------------ ------------ ------------ ------------


----------------------------------------------------- -------------------------------------------------------------
 BALANCE SHEET DATA                                                           December 31,
----------------------------------------------------- -------------------------------------------------------------
(in thousands)                                             1999        1998        1997         1996         1995
Cash and marketable securities                         $192,495    $110,155    $129,554      $86,255      $34,485
Total assets                                            215,291     117,962     134,948       90,998       39,218
Redeemable preferred stock                                    -           -           -            -        4,440
Total stockholders' equity                              195,782     113,646     131,749       89,644       33,541
----------------------------------------------------- ---------- ----------- ----------- ------------ ------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in 1988, the Company has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated-TM- proteins, Niche Protein-TM- products and Gene Therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until late 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 1999, the Company's accumulated deficit was $114,408,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         License and research revenues totaled $3,870,000, $5,325,000 and $5,788,000 for the years ended December 31, 1999, 1998 and 1997, respectively. All revenues in each fiscal year were earned from collaborative agreements with Aventis and Sumitomo.

         Research and development expenses totaled $43,946,000 in 1999, as compared to $25,617,000 in 1998 and $18,111,000 in 1997. The increase in 1999 of
$18,329,000, or 72%, and in 1998 of $7,506,000, or 41%, was principally due to increases in external development services, research and development staffing and laboratory supplies in each of the Company's product development platforms. In particular, preclinical and clinical costs for the Company's Fabry disease and hemophilia A programs, as well as manufacturing costs associated with the Fabry disease program, were significant components of the increase. During 2000, the costs related to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded.

         General and administrative expenses were $10,035,000 for the year ended December 31, 1999, compared with $6,409,000 and $6,279,000 in 1998 and 1997, respectively. The increase in 1999 of $3,626,000, or 57%, was principally due to costs in building a business development commercialization infrastructure, particularly sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform. During 2000, these costs are expected to increase significantly as pre-launch activities related to its Niche Protein product platform accelerate. The increase in 1998 of $130,000, or 2%, was principally due to increases in administrative staff.

         Interest income was $5,655,000, $6,736,000 and $5,731,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The average cash and marketable securities balances were $108,673,000, $120,779,000 and $102,161,000 in 1999, 1998 and 1997, respectively. The decrease in interest income in 1999 is due to both lower average investment balances for 1999 as compared to 1998 and generally lower rates of return earned in 1999. The increases in interest income in 1998 resulted generally from higher average balances. In 1998, the effect of the increase in average balances on interest income was offset by a decline in yield.

         The Company had a net loss of $44,456,000, $19,965,000 and $12,871,000 in 1999, 1998 and 1997, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $192,495,000 at December 31, 1999. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government and money market funds.

         In November 1999, the Company completed a private placement of 3,300,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $124,576,000.

         The Company leased additional facilities in the fourth quarter of 1998, which will be used for research and development. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.5%, at the Company's election. The weighted average interest rate of the loan at December 31, 1999 was 7.8%. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At December 31, 1999, $13,500,000 was outstanding under this facility.

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

         At December 31 1999, the Company had commitments totaling $5,738,000 for certain product development activities with third parties for 2000.

         In May 1994, the Company and Aventis entered into an agreement to commercialize the Company's GA-EPO product. Under the terms of the agreement, Aventis is obligated to pay the Company a total of $58,000,000 upon completion of all milestones and objectives set forth in the agreement. As of December 31, 1999, the

Company had received $26,500,000. The remaining $31,500,000 in payments are contingent upon Aventis' achievement of certain GA-EPO clinical development milestones.

         In March 1995, the Company entered into a second agreement with Aventis to commercialize GA-II. Pursuant to the agreement, the Company also granted Aventis an option to commercialize certain aspects of the Company's gene therapy technologies. Under the terms of the agreement, Aventis is obligated to pay the Company a total of $67,000,000 upon completion of all milestones and objectives set forth in the agreement. At December 31, 1999, the Company had received $34,000,000. The remaining $33,000,000 to be paid to the Company by Aventis consists primarily of milestone payments contingent upon the development of the product by Aventis resulting from the licensed technology.

         Aventis is responsible for the worldwide development, manufacturing and marketing of GA-EPO and GA-II, and the Company is entitled to receive a royalty based on net sales.

         At December 31, 1999, the Company had net operating loss carryforwards of approximately $100,287,000, which expire at various times through 2019. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities, establishment of sales and marketing capabilities and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources, interest income and proceeds from equity offerings, debt financings and funding from collaborative arrangements will be required to fund operations.

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

         The Company has been engaged in litigation with Amgen Inc. with respect to the development of GA-EPO. See Note 11 to Notes to Consolidated Financial Statements.

YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In most cases, vendors offered free upgrades or the systems were already scheduled for upgrade. Therefore, the cost for obtaining Year 2000 compliance was minimal. The Company is not aware of any material problems resulting from the Year 2000 issues, either with its internal systems or the products and services of third parties, although there can be no assurance that latent Year 2000 problems will not arise in the future. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene-Activated protein, Niche Protein product, or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications and Biologics License Applications, whether the Company's products will receive approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies, and, if such products receive approval, whether they will be successfully marketed; the results of patent litigation in which the Company is involved or may become involved; competition; the Company's dependence on collaborators; and other risks set forth below the caption, "Certain Factors That May Affect Future Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 1999 and presented elsewhere by management from time to time.

         WE ARE A PARTY TO LITIGATION WITH AMGEN AND KIRIN-AMGEN INVOLVING GA-EPO-TM-

         We and Aventis, our collaborator, are defendants in a civil patent infringement lawsuit brought by Amgen Inc. in the U.S. District Court for the District of Massachusetts. Amgen's complaint, which was filed in April 1997, alleged that GA-EPO and the processes for producing GA-EPO infringe certain of Amgen's U.S. patents. Amgen's complaint requested that we and Aventis be enjoined from making, using, or selling GA-EPO and that the District Court award Amgen monetary damages.

         In April 1998, the District Court granted our and Aventis' Motion for Summary Judgment of Non-Infringement in this case. The District Court based this decision on the fact that all of our and Aventis' GA-EPO related activities through that date had been conducted solely for uses reasonably related to the production of information for submission to the FDA as part of seeking regulatory approval to market GA-EPO. The District Court stated that, under the Waxman-Hatch Act, these activities are not acts of patent infringement. The District Court did not otherwise address the issue of whether our and Aventis' activities that were challenged by Amgen would infringe Amgen's patents in the future. The District Court ordered Amgen's remaining claim for Declaratory Judgment of Future Infringement administratively closed, subject to being reopened upon motion by either party for good cause shown.

         In June 1999, we and Aventis filed a motion to reopen the case in the District Court. The District Court granted this motion and scheduled the trial for April 2000.

         In addition, in July 1999, we commenced legal proceedings in the U.K. against Kirin-Amgen Inc. seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of the U.K. patent are invalid. The trial is expected to be held in 2001.

         We can provide no assurance as to the outcome of either the U.S. or U.K. proceedings. A court decision in Amgen's or Kirin-Amgen's favor, including the issuance of an injunction against the making, using, or selling of GA-EPO by us and Aventis in the U.S. or the U.K., or any other conclusion of either litigation in a manner adverse to us and Aventis, would have a material adverse effect on our business, financial condition, and results of operations. Moreover, GA-EPO may be the subject of additional litigation.

         Pursuant to our agreements with Aventis, Aventis has assumed the cost of the Amgen and Kirin-Amgen litigations. We are required to reimburse Aventis for our share of litigation expenses from future royalties, if any, payable by Aventis from the sale of GA-EPO and in certain other circumstances.

         WE MAY BE SUBJECT TO ADDITIONAL LITIGATION RELATING TO OUR INTELLECTUAL PROPERTY RIGHTS

         The biotechnology industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. In addition to the Amgen patent litigation described under "--We are a party to litigation with Amgen and Kirin-Amgen involving GA-EPO-TM-" and the patent interference described under "--We are involved and may become involved in patent litigation or other intellectual property proceedings relating to our Transkaryotic Therapy-TM-technology which could result in liability for damages or stop our development and commercialization efforts," we may become a party to additional patent litigation and other proceedings in the future.

         Certain of our competitors have filed patent applications and have been issued patents relating to certain methods of producing therapeutic proteins. We believe that the risk of our becoming involved in patent litigation is significant with respect to the therapeutic proteins that we anticipate producing.

         An adverse outcome in any patent litigation or other proceeding involving patents could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

         The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

         In addition, hearings have been held by Congress with respect to the Waxman-Hatch Act. Under the safe harbor provisions of the Waxman-Hatch Act, activities conducted solely for uses reasonably related to the production of information for submission to the FDA as part of seeking regulatory approval to market a product are not acts of patent infringement. If legislation changing the safe harbor provisions of the Waxman-Hatch Act were introduced in Congress and enacted, competitors of ours that desire to bring U.S. patent infringement actions against us might be able to do so at an earlier time than under the existing law.

         WE HAVE NOT GENERATED REVENUES FROM THE SALE OF PRODUCTS

         We are at an early stage of development. We have not generated revenues from the sale of products. We do not expect to derive any revenues from product sales until late 2000, at the earliest. Each of our three product platforms involves new and rapidly evolving technologies. All of our potential products are in research, preclinical testing, or clinical development. We will need to conduct additional development efforts for all of these products prior to seeking regulatory approval. Preclinical and clinical data on the safety and efficacy of our potential products are limited. Our potential products may not be efficacious or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may prevent or limit commercial use.

         IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS

         In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

         The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

         The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the existence of competitive clinical trials. In particular, the patient population for some of our Niche Protein products is small. Delays in planned patient enrollment may result in increased costs and program delays.

         We and our collaborators may not be able successfully to complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

         Our business, financial condition, or results of operations could be materially adversely affected if:

     - we or our collaborators are unable to complete a clinical trial of one of our potential products;

     -   the results of any clinical trial are unfavorable; or

     -   the time or cost of completing the trial exceeds our expectations.

         GENE THERAPY CLINICAL TRIALS HAVE BEEN SUSPENDED AND REGULATORY AUTHORITIES ARE REVIEWING THE NEED FOR INCREASED REGULATION OF GENE THERAPY CLINICAL TRIALS

         Due to recent adverse events that have occurred during gene therapy clinical trials, conducted by other biotechnology and pharmaceutical companies and institutions, the federal government, the FDA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly concerned about the safety of gene therapy clinical trials. As a result, a number of gene therapy clinical trials have been terminated or suspended. In February 2000, Beth Israel placed a temporary moratorium on all gene therapy clinical trials being conducted at its facility, including our clinical trial for hemophilia A, due to national public policy concerns relating to gene therapy trials. There had been no adverse events associated with our trial. Upon review of our hemophilia A clinical trial safety data, Beth Israel resumed our gene therapy clinical trial to treat hemophilia A two weeks after its initial suspension. There can be no assurance that increased concern over gene therapy trials generally will not lead the FDA or other regulatory agencies to impose further regulation on gene therapy clinical trials. If greater regulations are imposed on gene therapy research generally, the delays and costs involved in complying with such greater regulation may impair our ability to complete clinical trials already in progress and to conduct gene therapy clinical trials in the future.

         WE MAY NOT OBTAIN GOVERNMENT APPROVALS; THE APPROVALS PROCESS IS COSTLY AND LENGTHY

         The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the U.S. and other countries. The regulatory approval process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

         There can be no assurance that submission of an Investigational New Drug Application will result in FDA authorization to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Once trials are complete and an application has been submitted, the FDA may deny a BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process requires substantial time, effort, and financial resources. We can provide no assurance that any approval will be granted on a timely basis, if at all.

         Because gene therapy is a relatively new technology and products for gene therapy have not been extensively tested in humans, the regulatory requirements governing gene therapy products may be more uncertain than for other types of products. This uncertainty may cause delays in the regulatory process relating to our gene therapy products, including delays in our initiating clinical trials of these products. This uncertainty may also increase the cost of obtaining regulatory approvals of our gene therapy products.

         Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the BLA holder.

          We will also be subject to a variety of foreign regulations governing clinical trials and the sale of its products. Whether or not we have obtained FDA approval, the comparable regulatory authorities of foreign countries must also approve a product prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval.

         WE FACE SIGNIFICANT COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING, OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

         The biotechnology industry is highly competitive and characterized by rapid and significant technological change. Our competitors include pharmaceutical companies, biotechnology firms, universities, and other research institutions. Many of these competitors have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and products similar to or competitive with ours.

         We may be unable to develop technologies and products that are more clinically efficacious or cost-effective than products developed by our competitors. Even if we obtain marketing approval for our product candidates, many of our competitors have more extensive and established sales, marketing, and distribution capabilities than we do. Litigation with third parties, including our present litigation with Amgen, could delay our time to market for certain products and enable our competitors to more quickly and effectively penetrate certain markets.

         Under our Gene-Activated protein program, we are developing fully human versions of proteins that are currently-marketed. For instance, in the case of GA-EPO, erythropoietin is marketed by Amgen and Johnson & Johnson in the U.S.;
F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH) and J&J (Janssen-Cilag) in Europe; and Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and Kirin in Japan.

         Many of the protein products against which our Gene-Activated proteins would compete have well-known brand names, have been promoted extensively, and have achieved market acceptance by third party payors, hospitals, physicians, and patients. Many of the companies that produce these protein products have patents covering the techniques used to produce these products, which have served as effective barriers to entry in the protein therapeutics market. As with Amgen and its erythropoietin product, these companies may seek to block our entry into the market by asserting that our Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

         We believe that the primary competition with respect to our Niche Protein product program is from biotechnology and smaller pharmaceutical companies. In particular, we believe that our major competition with respect to Fabry disease and Gaucher disease is Genzyme Corporation. Genzyme is conducting late stage clinical trials of a protein product for the treatment of Fabry disease and has marketed a product for the treatment of Gaucher disease since 1991. Genzyme owns or controls issued patents related to the production of protein products to treat Fabry disease and Gaucher disease. The markets for some of our potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able successfully to commercialize our products.

         Our gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating targeted diseases and conditions. In addition, new non-gene therapy treatments may be developed in the future. A number of companies, including major biotechnology and pharmaceutical companies, as well as development stage companies, are actively involved in this field.

         COMPETITORS PRODUCTS MAY RECEIVE ORPHAN DRUG EXCLUSIVITY AND THEREBY PRECLUDE US FROM MARKETING OUR NICHE PROTEIN-TM- PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN ORPHAN DRUG EXCLUSIVITY FOR OUR NICHE PROTEIN PRODUCTS

         If a product which has an orphan drug designation from the FDA subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same product for the same indication, except in limited circumstances, for a period of seven years. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to our success in this area. We may not be able to obtain orphan drug designation or exclusivity for any of our potential products or be able to maintain such designation or exclusivity for any of these products. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not apply to our product.

         Our competitors may also seek orphan drug designations and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval. We are aware that Genzyme is conducting late stage clinical trials of a protein product for the treatment of Fabry disease for which it has an orphan drug designation. If Genzyme's Fabry disease product receives marketing approval before our Fabry disease product, it is likely that we would not be permitted to market our product in the U.S. unless our product is shown to be clinically superior to their product.

         WE ARE DEPENDENT ON AVENTIS AND OTHER CORPORATE COLLABORATORS TO DEVELOP, CONDUCT CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND, MANUFACTURE, MARKET, AND SELL OUR PRINCIPAL PRODUCTS

         We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell GA-EPO and GA-II; Sumitomo to develop and commercialize Replagal for Fabry disease in Japan and other Asian countries; and GI to develop and commercialize Factor VIII gene therapy for hemophilia A in Europe. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

         Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

     - our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborative partners' commitment to the collaboration with us;

     - reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

     - our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

     - our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator's commitment to us. Pharmaceutical companies have historically re-evaluated their development priorities following mergers and consolidations. This could occur following the closing of the merger between Hoechst Marion Roussel, Inc. and Rhone-Poulenc SA into Aventis S.A., which was completed in late 1999.

         WE MAY NOT BE ABLE TO OBTAIN PATENT PROTECTION FOR OUR DISCOVERIES

         Our success will depend in large part on our ability to obtain patent protection for our processes and products in the U.S. and other countries. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal and scientific questions. We may not be issued patents relating to our technology. Even if issued, patents may be challenged, invalidated, or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. are maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

         We may not hold proprietary rights to certain product patents, process patents, and use patents related to our products or their methods of manufacture. In some cases, these patents may be owned or controlled by third parties. As a result, we may be required to obtain licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, we will not be able to market these products.

         We also rely upon unpatented proprietary technology, processes, and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants, and other third party contractors. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

         WE MAY LOSE IMPORTANT LICENSE RIGHTS IN SOME CIRCUMSTANCES

         We are a party to a number of patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor will have the right to terminate the license.

         WE ARE INVOLVED AND MAY BECOME INVOLVED IN PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS RELATED TO OUR TRANSKARYOTIC THERAPY -TM- TECHNOLOGY WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

         We are a party to a proceeding before the U.S. Patent and Trademark Office to determine the patentability of our Gene Therapy technology. The participants in the interference are TKT, Genetic Therapy, Inc., which is a wholly-owned subsidiary of Novartis AG, Syntex (U.S.A.), which is a wholly-owned subsidiary of Roche Holdings, Inc., and Somatix Therapy Corporation, which has been merged into Cell Genesys, Inc. This proceeding will also determine which of the parties first developed this technology. If the technology is patentable, the party that first developed the technology will be awarded the U.S. patent rights.

         The process to resolve an interference can take many years. We may not prevail in this interference. Even if we do prevail, the decision in this proceeding may not enable us meaningfully to protect our proprietary position in the field of EX VIVO gene therapy.

         If we do not prevail in this proceeding, a consent order issued by the Federal Trade Commission in March 1997 may be relevant to us. The Federal Trade Commission entered this consent order to resolve anti-competitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into Novartis AG. As part of the consent order, the constituent entities of Novartis are required to provide all gene therapy researchers and developers with nonexclusive, royalty-bearing licenses to the Novartis patent which is involved in the interference proceeding described above. In addition, we have entered into an agreement with Cell Genesys under which we would be permitted to market our non-viral gene therapy products pursuant to a royalty-free license agreement if Cell Genesys wins the interference. Thus, we believe that we may only be materially adversely affected if Syntex prevails in this proceeding.

         EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW

         If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing studies. As to products for which we obtain marketing approval, we, the manufacturer of the product if other than us, and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, manufacturer, or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

         If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

         THE MARKET MAY NOT BE RECEPTIVE TO OUR PRODUCTS UPON THEIR INTRODUCTION

         The commercial success of our products that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective, and safe. Each of our technology programs is new. As a result, it may be difficult for us to achieve market acceptance of our products, particularly for the first products for which we obtain marketing approval.

         Other factors that we believe will materially affect market acceptance of our products include:

     - the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

     - the safety and efficacy of the product as compared to competitive products; and

     - the cost-effectiveness of the product and the ability to receive third party reimbursement.

         WE HAVE NOT BEEN PROFITABLE AND MAY REQUIRE ADDITIONAL FUNDING

         We have experienced significant operating losses since our inception in 1988. At, December 31, 1999, we had an accumulated deficit of approximately $114.4 million. We expect that we will continue to incur substantial losses into 2001 and that our cumulative losses will increase until then as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not received revenues from the sale of products.

         We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

     - continued progress in our research and development programs, as well as the magnitude of these programs;

     -     the scope and results of our clinical trials;

     -     the time and costs involved in obtaining regulatory approvals;

     -     the cost of manufacturing activities;

     -     the cost of commercialization activities;

     -     the cost of our additional facilities requirements;

     -     our ability to establish and maintain collaborative arrangements;

     - the timing, receipt, and amount of milestone and other payments from collaborators;

     - the timing, receipt, and amount of sales and royalties from our potential products in the market;

     - the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies; and

     - the cost of obtaining and maintaining licenses to use patented technologies.

         We may seek additional funding through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all.

         If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue on our own.

         WE HAVE LIMITED MANUFACTURING CAPABILITIES AND WILL DEPEND ON THIRD PARTY MANUFACTURERS

         We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals, and, ultimately, commercialize any products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

         We expect to manufacture certain of our products in our own manufacturing facilities. We will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

         We currently rely upon third parties to produce material for preclinical testing and clinical trial purposes. We expect to continue to do so in the future. We also expect to rely upon third parties for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. There are a limited number of such third party manufacturers capable of manufacturing for us. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them. To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.

         WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND CAPABILITIES

         We have limited sales and marketing experience and capabilities. In order to market our products, we will need to develop this experience and these capabilities or rely upon third parties, such as our corporate collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force.

         OUR SUCCESS IS DEPENDENT UPON THE RETENTION AND HIRING OF KEY PERSONNEL

         Our success is highly dependent on the retention of principal members of our scientific and administrative staff. Furthermore, our future growth will require hiring a significant number of qualified scientific and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business.

         WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE

         Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of human therapeutic products. Although we have clinical trial liability insurance, we do not currently have any product liability insurance. We may not be able to obtain or maintain such insurance on acceptable terms or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial condition. These liabilities could prevent or interfere with our product commercialization efforts.

         IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT BY THIRD PARTY PAYORS FOR OUR FUTURE PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS IN CERTAIN MARKETS

         The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.

         Proposals have been considered periodically by the Health Care Financing Administration of the United States Department of Health and Human Services to reduce the reimbursement rate with respect to erythropoietin. Adoption by the Health Care Financing Administration of any such proposal might have an adverse effect on the pricing of GA-EPO.

         In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. Further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners, and market our products.

         If we or our collaborators obtain marketing approvals for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                           REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP


Boston, Massachusetts
February 4, 2000

                           TRANSKARYOTIC THERAPIES, INC.

                            CONSOLIDATED BALANCE SHEETS


(in thousands, except par values)                               DECEMBER 31,
                                                         --------------------------
                                                            1999           1998
                                                         --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  151,202      $   31,760
  Marketable securities                                      41,293          78,395
  Prepaid expenses and other current assets                   2,054           2,334
                                                         ----------      ----------
Total current assets                                        194,549         112,489
Property and equipment, net                                  20,384           5,140
Other assets                                                    358             333
                                                         ----------      ----------
Total assets                                             $  215,291      $  117,962
                                                         ----------      ----------
                                                         ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $    2,000      $    1,456
  Accrued expenses                                            4,009           2,860
  Current maturities of long-term debt                        2,000              --
                                                         ----------      ----------
Total current liabilities                                     8,009           4,316

Long-term debt, less current maturities                      11,500              --

Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000 shares
    authorized; no shares issued and outstanding                 --              --
  Common stock, $.01 par value; 30,000 shares
    authorized, 22,592 and 19,126 shares issued
    and outstanding at December 31, 1999 and 1998,
    respectively                                                226             191
  Additional paid-in capital                                311,817         186,067
  Accumulated deficit                                      (114,408)        (69,952)
  Deferred compensation                                      (1,645)         (2,632)
  Accumulated other comprehensive
    loss                                                       (208)            (28)
                                                         ----------      ----------
Total stockholders' equity                                  195,782         113,646
                                                         ----------      ----------
Total liabilities and stockholders' equity               $  215,291      $  117,962
                                                         ----------      ----------
                                                         ----------      ----------



          See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per share amounts)


                                                YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                          1999          1998          1997
                                        ---------    ----------     ---------
License and research revenues           $  3,870      $  5,325      $  5,788

Operating expenses:
  Research and development                43,946        25,617        18,111
  General and administrative              10,035         6,409         6,279
                                        ---------    ----------     ---------
                                          53,981        32,026        24,390
                                        ---------    ----------     ---------
Loss from operations                     (50,111)      (26,701)      (18,602)
Interest income                            5,655         6,736         5,731
                                        ---------    ----------     ---------

Net loss                                $(44,456)     $(19,965)     $(12,871)
                                        ---------    ----------     ---------
                                        ---------    ----------     ---------

Basic and diluted net loss per share    $ (2.25)      $  (1.05)     $  (0.74)
                                        ---------    ----------     ---------
                                        ---------    ----------     ---------

Shares used in computing basic and
  diluted net loss per share              19,763        19,052        17,394
                                        ---------    ----------     ---------
                                        ---------    ----------     ---------


          See accompanying Notes to Consolidated Financial Statements.

                            TRANSKARYOTIC THERAPIES, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(in thousands)                                                      COMMON STOCK
                                                             --------------------------
                                                               SHARES          AMOUNT
                                                             -----------     ----------
BALANCE AT DECEMBER 31, 1996                                      16,614      $     166
Issuance of common stock, net                                      2,315             23
Deferred compensation related to stock options
  granted                                                             --             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                        --             --
Compensation expense related to equity issuances                      --             --
Unrealized gain on marketable securities                              --             --
Net loss                                                              --             --
Comprehensive loss                                                    --             --
                                                             -----------     ----------
BALANCE AT DECEMBER 31, 1997                                      18,929            189

Issuance of common stock, net                                        201              2

Compensation expense related to equity issuances                      --             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                        (4)            --
Unrealized loss on marketable securities                              --             --
Net loss                                                              --             --
Comprehensive loss                                                    --             --
                                                             -----------     ----------
BALANCE AT DECEMBER 31, 1998                                      19,126            191

Issuance of common stock, net                                      3,466             35
Deferred compensation related to stock options
  granted                                                             --             --
Compensation expense related to equity issuances                      --             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                        --             --
Unrealized loss on marketable securities                              --             --
Net loss                                                              --             --
Comprehensive loss                                                    --             --
                                                             -----------     ----------
BALANCE AT DECEMBER 31, 1999                                      22,592     $      226
                                                             -----------     ----------
                                                             -----------     ----------


          See accompanying Notes to Consolidated Financial Statements.


                                                                               ADDITIONAL
(IN THOUSANDS)                                                                   PAID-IN        ACCUMULATED
                                                                                 CAPITAL          DEFICIT
                                                                               -----------     ------------
BALANCE AT DECEMBER 31, 1996                                                   $ 131,796        $  (37,116)
Issuance of common stock, net                                                     53,754                --
Deferred compensation related to stock options
  granted                                                                            526                --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                      (625)               --
Compensation expense related to equity issuances                                      --                --
Unrealized gain on marketable securities                                              --                --
Net loss                                                                              --           (12,871)
Comprehensive loss                                                                    --                --
                                                                               -----------     ------------
BALANCE AT DECEMBER 31, 1997                                                     185,451           (49,987)

Issuance of common stock, net                                                        808                --

Compensation expense related to equity issuances                                      --                --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                      (192)               --
Unrealized loss on marketable securities                                              --                --
Net loss                                                                              --           (19,965)
Comprehensive loss                                                                    --                --
                                                                               -----------     ------------
BALANCE AT DECEMBER 31, 1998                                                     186,067           (69,952)

Issuance of common stock, net                                                    125,715                --
Deferred compensation related to stock options
  granted                                                                            208                --
Compensation expense related to equity issuances                                      67                --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                      (240)               --
Unrealized loss on marketable securities                                              --                --
Net loss                                                                              --           (44,456)
Comprehensive loss                                                                    --                --
                                                                               -----------     ------------
BALANCE AT DECEMBER 31, 1999                                                   $ 311,817         $(114,408)
                                                                               -----------     ------------
                                                                               -----------     ------------


          See accompanying Notes to Consolidated Financial Statements.


                                                                                              ACCUMULATED
                                                                                                 OTHER              TOTAL
(IN THOUSANDS)                                                               DEFERRED        COMPREHENSIVE      STOCKHOLDERS'
                                                                           COMPENSATION      INCOME (LOSS)         EQUITY
                                                                           ------------      -------------      -------------
BALANCE AT DECEMBER 31, 1996                                                $  (5,218)          $     16       $  89,644
Issuance of common stock, net                                                      --                 --          53,777
Deferred compensation related to stock options granted                           (526)                --              --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                    625                 --              --
Compensation expense related to equity issuances                                1,179                 --           1,179
Unrealized gain on marketable securities                                           --                 20              20
Net loss                                                                           --                 --         (12,871)
                                                                           ------------      -------------      -------------
Comprehensive loss                                                                 --                 --         (12,851)
                                                                           ------------      -------------      -------------
BALANCE AT DECEMBER 31, 1997                                                   (3,940)                36         131,749

Issuance of common stock, net                                                      --                 --             810

Compensation expense related to equity issuances                                1,116                 --           1,116
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                    192                 --              --
Unrealized loss on marketable securities                                           --                (64)            (64)
Net loss                                                                           --                 --         (19,965)
                                                                           ------------      -------------      -------------
Comprehensive loss                                                                 --                 --         (20,029)
                                                                           ------------      -------------      -------------
BALANCE AT DECEMBER 31, 1998                                                   (2,632)               (28)        113,646

Issuance of common stock, net                                                      --                 --         125,750
Deferred compensation related to stock options
  granted                                                                        (208)                --              --
Compensation expense related to equity issuances                                  955                 --           1,022
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted, net                                                                    240                 --              --
Unrealized loss on marketable securities                                           --               (180)           (180)
Net loss                                                                           --                 --         (44,456)
                                                                           ------------      -------------      -------------
Comprehensive loss                                                                 --                 --         (44,636)
                                                                           ------------      -------------      -------------
BALANCE AT DECEMBER 31, 1999                                                  $(1,645)             $(208)      $ 195,782
                                                                           ------------      -------------      -------------
                                                                           ------------      -------------      -------------


          See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)                                                                              YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                   1999              1998             1997
                                                                               ------------      ------------     -------------
OPERATING ACTIVITIES:
Net loss                                                                        $  (44,456)      $   (19,965)      $   (12,871)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                                    1,983             2,056             2,092
    Compensation expense related to equity
      issuances                                                                      1,022             1,116             1,179
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid  expenses and
      other current assets                                                             280            (1,783)              267
    Increase (decrease) in accounts payable                                            544              (200)            1,044
    Increase in accrued expenses                                                     1,149             1,317               801
                                                                               ------------      ------------     -------------
Net cash used for operating activities                                             (39,478)          (17,459)           (7,488)
                                                                               ------------      ------------     -------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                                       110,640           134,491           117,669
Purchases of marketable securities                                                 (73,718)         (107,318)         (147,440)
Purchases of property and equipment                                                (17,227)           (2,660)           (2,936)
Increase in other assets                                                               (25)              (26)              (74)
                                                                               ------------      ------------     -------------
Net cash provided by (used for) investing activities                                19,670            24,487           (32,781)
                                                                               ------------      ------------     -------------

FINANCING ACTIVITIES:
Issuance of common stock, net                                                      125,750               810            53,777
Proceeds from long-term debt financing                                              14,000                --                --
Principal payments of long-term debt                                                  (500)               --                --
                                                                               ------------      ------------     -------------
Net cash provided by financing activities                                          139,250               810            53,777
                                                                               ------------      ------------     -------------
Net increase in cash and cash equivalents                                          119,442             7,838            13,508
Cash and cash equivalents at January 1                                              31,760            23,922            10,414
                                                                               ------------      ------------     -------------
Cash and cash equivalents at December 31                                       $   151,202        $   31,760       $    23,922
                                                                               ------------      ------------     -------------
                                                                               ------------      ------------     -------------


          See accompanying Notes to Consolidated Financial Statements.

                           TRANSKARYOTIC THERAPIES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary development platforms: Gene-Activated-TM- proteins, Niche Protein-TM- products and Gene Therapy.

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

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents include funds held in investments with original maturities of three months or less at the time of purchase. Marketable securities consist of U.S. government and agency obligations. The fair values for marketable securities are based on quoted market prices.

The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease, or the estimated useful life of the asset, whichever is shorter.

                           TRANSKARYOTIC THERAPIES, INC.

STOCK-BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

LICENSE AND RESEARCH REVENUES

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

NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 1999, 1998 and 1997 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which provides for the recognition and measurement of derivatives and hedging activities. In May 1999, the FASB delayed the required implementation date by one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company does not expect the adoption of this Statement to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which identifies criteria to be met before revenue is recognized. The SAB is effective for quarters beginning after December 15, 1999. Management of the Company has concluded that the SAB does not have a material impact on the Company's financial statements.

                           TRANSKARYOTIC THERAPIES, INC.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:


                                    GROSS        GROSS        ESTIMATED
                                  UNREALIZED   UNREALIZED       FAIR
  (IN THOUSANDS)       COST         GAINS        LOSSES         VALUE
-----------------      -----       --------     ---------      --------
December 31, 1999     $170,456     $     83     $    (291)     $170,248
                      --------     --------     ---------      ---------
                      --------     --------     ---------      ---------

December 31, 1998     $100,768     $    100     $    (128)     $100,740
                      --------     --------     ---------      ---------
                      --------     --------     ---------      ---------

These securities are classified in the accompanying balance sheet as follows:


(IN THOUSANDS)                         DECEMBER 31,
                                 -------------------------
                                    1999            1998
                                 ---------      ----------
Cash equivalents                 $128,955         $ 22,345
Marketable securities              41,293           78,395
                                 ---------        --------
                                 $170,248         $100,740
                                 ---------        --------
                                 ---------        --------

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


 (IN THOUSANDS)                                           DECEMBER 31,
                                                      --------------------
                                                        1999        1998
                                                      -------      -------
 Leasehold improvements                               $ 7,823      $ 6,935
 Laboratory equipment                                   6,580        4,967
 Office furniture and equipment                         3,816        2,320
 Construction in process                               13,665          435
                                                      -------      -------
                                                       31,884       14,657
 Less accumulated depreciation and amortization        11,500        9,517
                                                      -------      -------
                                                      $20,384      $ 5,140
                                                      -------      -------
                                                      -------      -------


Depreciation and amortization expense on property and equipment was $1,983,000 $2,025,000 and $1,668,000 in 1999, 1998 and 1997, respectively.

                           TRANSKARYOTIC THERAPIES, INC.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:


(IN THOUSANDS)                                    DECEMBER 31,
                                              --------------------
                                               1999          1998
                                              ------        ------
External development services                 $1,491        $1,245
Salaries and benefits                          1,140           530
Professional fees                                538           384
Other                                            840           701
                                              ------        ------
                                              $4,009        $2,860
                                              ------        ------
                                              ------        ------

6.  BANK LOAN

At December 31, 1999, the Company had $13,500,000 outstanding under an unsecured term loan facility that was used to finance capital equipment and leasehold improvements. The loan is repayable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining outstanding amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50%, at the Company's election. The weighted average interest rate of the loan was 7.8% as of December 31, 1999. The note contains certain restrictive covenants including, among other things, minimum cash and tangible net asset requirements and a prohibition on the payment of dividends.

In 1999, capitalized interest, in connection with construction in process, was $410,000, of which $352,000 was paid during the year.

Maturities of long-term debt for the years ending December 31 are as follows:

(in thousands)


         2000              $ 2,000
         2001                2,000
         2002                2,000
         2003                2,000
         2004                5,500
                            ------
                           $13,500
                            ------
                            ------


7.  STOCKHOLDERS' EQUITY

COMMON STOCK

In November 1999, the Company completed a private placement of 3,300,000 shares of its common stock, resulting in net proceeds to the Company of approximately $124,576,000.

STOCK COMPENSATION PLANS

The Company has adopted several stock compensation plans, which provide for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 1999, approximately 4,180,000 shares of common stock have been reserved for issuance under the plans. Options generally vest ratably over periods ranging from two to six years and are exercisable for ten years from the date of grant.

                           TRANSKARYOTIC THERAPIES, INC.

Stock option activity under the plans is as follows:


(IN THOUSANDS, EXCEPT SHARE PRICES)                     1999                        1998                       1997
                                               ----------------------     ----------------------     -----------------------
                                                             WEIGHTED                   WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE                     AVERAGE
                                                             EXERCISE                   EXERCISE                    EXERCISE
                                               SHARES         PRICE        SHARES         PRICE       SHARES         PRICE
                                               -------       --------     --------      --------     --------      ---------
Outstanding at January 1                         1,370         $12.99          976       $  5.76          906       $   0.36
Granted                                          1,179          33.56          507         25.91          247          21.51
Exercised                                         (167)          7.04          (51)         1.28          (77)          2.35
Canceled                                          (168)         23.10          (62)        11.98         (100)          0.56
                                               -------                    --------                   --------

Outstanding at December 31                       2,214          23.57        1,370         12.99          976           5.76
                                               -------       --------     --------      --------     --------      ---------
                                               -------       --------     --------      --------     --------      ---------

Options exercisable at December 31                 515         $16.96          395      $  13.95          137      $    0.67
                                               -------       --------     --------      --------     --------      ---------
                                               -------       --------     --------      --------     --------      ---------
Weighted average fair value per share of
  options granted during the year                              $33.44                   $  25.91                   $   24.24
                                                             --------                   --------                   ---------
                                                             --------                   --------                   ---------

The exercise price and life information in regard to significant option groups outstanding at December 31, 1999 is as follows:

(IN THOUSANDS, EXCEPT SHARE PRICES)


                                                                           EXERCISABLE
                                                                  ----------------------------
                                WEIGHTED
                                 AVERAGE            WEIGHTED
  RANGE OF     NUMBER OF        REMAINING           AVERAGE                        WEIGHTED
  EXERCISE      OPTIONS         CONTRACTUAL         EXERCISE      NUMBER OF        AVERAGE
   PRICES     OUTSTANDING       LIFE (YRS.)          PRICE         OPTIONS     EXERCISE PRICE
---------     -----------      ------------        ---------      --------     --------------
     $.01         521              5.94               $0.01           215             $0.01
$15.75-23.50      458              8.59              $21.34            64            $20.61
$23.63-35.00      880              8.96              $30.90           229            $31.18
$35.44-45.00      240              9.69              $40.89             6            $39.89
$45.13-53.25      115              9.83              $46.84             1            $48.47
                -----                                                 ---
                2,214                                                 515
                -----                                                 ---
                -----                                                 ---

Pursuant to the requirements of SFAS No. 123, the following are the pro forma net loss and net loss per share for 1999, 1998 and 1997, as if stock-based compensation had been determined based on the fair value at the grant date for grants in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123:

(in thousands, except per share amounts)


                                      1999                              1998                          1997
                          --------------------------       --------------------------     --------------------------
                          AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                          -----------      ---------       -----------      ---------     -----------      ---------
Net loss                    $(44,456)       $(52,193)         $(19,965)      $(23,774)       $(12,871)      $(13,729)



Basic and diluted net
loss per share              $  (2.25)       $  (2.64)         $  (1.05)      $  (1.25)       $  (0.74)      $  (0.79)


                          TRANSKARYOTIC THERAPIES, INC.

The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:


                                        1999                      1998                     1997
                                       -------                   -------                 --------
Expected life (years)                  1.5-7.5                  2.5-7.5                  2.5-7.5
Interest rate                         5.2%-6.7%                 4.5-4.8%                     6.5%
Volatility                                 0.70                     0.70                     0.65
Forfeiture rate                           10.0%                    10.0%                    10.0%


The Company's volatility for the period prior to the initial public offering was not used in the calculation of the fair value of the options. The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects on 1999, 1998 and 1997 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only four years, three years and two years, respectively, of option grants.

8.  LICENSE AND RESEARCH AGREEMENTS

The Company has license agreements with Aventis Pharma ("Aventis"), formerly Hoechst Marion Roussel, Inc., whereby Aventis was granted exclusive worldwide rights to make, use and sell two therapeutic products produced under patent rights and technologies owned by the Company. As of December 31, 1999, the Company has received $60,500,000 from the sale of stock, nonrefundable licensing fees, milestone payments related to the successful completion of certain development milestones, and contract research fundings, pursuant to the agreements with Aventis. As part of these agreements, Aventis will make additional payments of up to $64,500,000 upon achievement of certain development milestones and pay royalties based on net sales of the two products.

For the years ended December 31, 1999, 1998 and 1997, license and research revenues earned from Aventis totaled $3,531,000, $3,325,000 and $5,788,000, respectively. At December 31, 1999, Aventis owned 2,187,000 shares of the Company's common stock.

In July 1998, the Company entered into a distribution agreement with Sumitomo to develop and commercialize Replagal for the treatment of Fabry disease in Japan and other Asian countries. For the years ended December 31, 1999 and 1998, license and research revenues totaled $339,000 and $2,000,000, respectively. Under the terms of the agreement, Sumitomo is obligated to make additional payments as the product moves through development and commercialization.

The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.

                           TRANSKARYOTIC THERAPIES, INC.

9.  EMPLOYEE RETIREMENT PLAN

The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation (5% prior to July 1997). Employer contributions vest ratably over five years. The related expense was $310,000 $231,000 and $159,000 in 1999, 1998 and 1997, respectively.

10.  INCOME TAXES

At December 31, 1999, the Company had unused net operating loss carryforwards of $100,287,000 and research and development tax credits of $15,575,000, which expire through 2019. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Significant components of the Company's deferred tax assets are as follows:


(IN THOUSANDS)                                     DECEMBER 31
                                            ----------------------
                                               1999            1998
                                              -----           -----
Deferred tax assets:
  Net operating loss carryforwards           $ 40,115          $ 23,842
  Research and development tax credits         15,575             3,816
  Depreciation                                  1,625             1,525
  Other                                           225                57
                                               ------           -------
Total deferred tax assets                      57,540            29,240
Valuation allowance                           (57,540)          (29,240)
                                               ------           -------
Net deferred tax assets                     $      --          $     --
                                              -------           -------
                                              -------           -------


The valuation allowance increased by $28,300,000 during 1999 due primarily to the increase in net operating loss carryforwards and tax credits.

The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to the loss before provision for income taxes, and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit.

11.  COMMITMENTS AND CONTINGENCIES

In April 1997, Amgen Inc. filed a civil action in the U.S. District Court of Massachusetts against the Company and Aventis. The complaint in the action alleged that the Company's GA-EPO product and processes for producing GA-EPO infringe certain of Amgen's U.S. patents and requested that the Company and Aventis be enjoined from making, using or selling GA-EPO and that the District Court award Amgen monetary damages. The District Court has set a trial date for April 2000.

In addition, in July 1999, the Company and Aventis commenced legal proceedings in the U.K. against Kirin-Amgen, Inc., seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of the U.K. patent are invalid. The Company expects that this trial will begin in 2001.

                           TRANSKARYOTIC THERAPIES, INC.

Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of defense of the suits with both Amgen and Kirin-Amgen. The Company will reimburse
Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances. The Company and Aventis believe that they have substantial defenses to the allegations in the complaint on the Massachusetts action and substantial grounds for favorable action in the U.K. litigation, and expect that their position will be thoroughly vindicated in court.

The Company can provide no assurance as to the outcome of these proceedings. A decision by the Massachusetts District Court or the U.K. Court in Amgen's favor, including the issuance of an injunction against the making, using or selling of GA-EPO by the Company and Aventis in the United States or the United Kingdom, or any other conclusion of the these proceedings in a manner adverse to the Company and Aventis, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company leases its facilities under operating leases that expire through 2008, subject to renewal provisions. In addition, the Company has commitments for certain product development activities with third parties for 2000. Future annual minimum payments under such commitments are as follows:

YEAR ENDED

(in thousands)


  2000               $ 8,001
  2001                 2,273
  2002                 2,174
  2003                 2,158
  2004                   419
  Thereafter           1,385
                     -------
                     $16,410
                     -------
                     -------


Rent expense was $1,962,000, $1,316,000 and $1,233,000, in 1999, 1998 and 1997,
respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 15, 2000 (the "Proxy Statement") under the caption "Proposal 1 - Election of Directors" and is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

                  1. FINANCIAL STATEMENTS. The following documents are filed as part of this Annual Report on Form 10-K:

                           Report of Independent Auditors

                           Consolidated Balance Sheets as of December 31, 1999 and 1998

                           Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                           Consolidated Statement of Stockholders' Equity for years ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

         (b)      REPORTS ON FORM 8-K:

                  Report on Form 8-K filed on November 8, 1999, updating the description of the Company's business. No financial statements were filed therewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSKARYOTIC THERAPIES, INC.


                                          By:/s/ Richard F Selden
                                             ---------------------------------
                                                 Richard F Selden
                                                 President and Chief Executive
                                                 Officer

Date:  March 24, 2000

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


                   Signature                                      Title                          Date
                   ---------                                      -----                          ----


 /s/ Richard F  Selden                         President, Chief Executive Officer and       March 24, 2000
 --------------------------                    Director (Principal Executive Officer)
 Richard F Selden


 /s/ Daniel E. Geffken
--------------------------                     Vice President, Finance and Chief            March 24, 2000
 Daniel E. Geffken                             Financial Officer  (Principal Accounting
                                               and Financial Officer)


 /s/ Rodman W. Moorhead, III
 ------------------------------                Chairman of the Board of Directors           March 24, 2000
 Rodman W. Moorhead, III


 /s/ William R. Miller
 ----------------------------                  Director                                     March 24, 2000
 William R. Miller


 /s/ James E. Thomas
 ----------------------------                  Director                                     March 24, 2000
 James E. Thomas


 /s/ Wayne P. Yetter
 ----------------------------                  Director                                     March 24, 2000
 Wayne P. Yetter


                                  Exhibit Index


Exhibit No.          Description
-----------          -----------

3.1                  Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2                  Amended and Restated By-Laws of the Registrant, as amended(2)
10.1                 Stock Purchase Agreement, dated July 1988, by and between Warburg, Pincus Capital
                     Company, L.P.  ("Warburg") and the Registrant (3)
10.2                 Amended and Restated Registration Rights Agreement, dated November 3, 1993 and amended on May 13, 1994, March 1, 1995, October 26, 1995, July 10, 1996 and August 7, 1996, by
                     and among the Registrant and certain holders of the Registrant's Preferred Stock named therein (3)
10.3                 Lease Agreement, dated January 1, 1994, by and between the Trust under the Will of
                     Harry F.  Stimpson for office space at 195 Albany Street, Cambridge, Massachusetts (3)
10.4                 Sublease Agreement, dated April 7, 1992, by and between the Massachusetts Institute of
                     Technology and the Registrant, for office space located at 185 Albany Street,
                     Cambridge, Massachusetts (3)
10.5                 1993 Non-Employee Directors' Stock Option Plan (3) (4)
10.6                 1993 Long-Term Incentive Plan (5)
10.7                 Form of Letter Agreement re: Confidentiality, Inventions and
                     Non-Disclosure (3)
10.8                 Form of Letter Agreement re:  Restricted Stock (3)
10.9                 Form of Scientific Advisor Agreement (3)
10.10                Amended and Restated Promissory Note, dated June 16, 1993, issued by the Registrant to
                     Dr. Richard F Selden, in the original principal amount of $125,000 (3)
10.11                Employment Agreement, dated June 19, 1991, by and between Dr. Richard F Selden and the
                     Registrant (3) (4)
10.12                Pledge Agreement, dated May 14, 1991, by and between Dr. Richard F Selden and the
                     Registrant (3)
10.13                Employment Agreement, dated July 26, 1991, by and between Dr. Douglas A. Treco and the
                     Registrant (3) (4)
10.14                Employment Agreement, dated November 20, 1993, by and between Dr. Christoph M. Adams and the Registrant (3) (4)
10.15                Agreement, dated September 1, 1991, by and between Mr.  William R. Miller and the
                     Registrant (3)
10.16                Agreement, dated July 30, 1993, by and between Warburg and the Registrant (3)
10.21                Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996 by and between Genetics Institute and the Registrant (3) (6)
10.22                Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis and the Registrant (3) (6)
10.23                License Agreement, dated March 1, 1995, by and between Aventis and the Registrant (3)(6)



10.24                Agreement to Nominate, dated September 23, 1996, by and between Warburg and the
                     Registrant (3)
10.25                Fifth Amendment to Registration Rights Agreement dated  October 1, 1996 by and among the Registrant and certain holders of the Registrant's Preferred Stock named therein (3)
10.26                Employment Agreement dated July 1, 1996 by and between Dr. Kurt C. Gunter and the
                     Registrant (4) (7)
10.28                Employment Agreement dated February 20, 1997 by and between Mr. Daniel E. Geffken and the Registrant (8)
10.29                Form of Common Stock Purchase Agreement by and between each Purchaser of shares in the
                     Registrant's directed public offering in August 1997 and the Registrant (8)
10.30                Employment Agreement dated April 12, 1999 by and between Mr. William H. Pursley and the
                     Registrant(9)
10.31                Common Stock Purchase Agreement by and between each Purchaser of shares in the
                     Registrant's private placement in November 1999 and the Registrant
10.32                Agreement dated November 15, 1999 by and between Mr. Wayne P. Yetter and the Registrant
21.1                 Subsidiaries of the Registrant
23.1                 Consent of Ernst & Young LLP
27.1                 Financial Data Schedule


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

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.