Form 10-Q
period 2000-03-31
TRANSKARYOTIC THERAPIES INC
filed 2000-05-12
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000


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

                            Yes / X /      No /  /


     At April 30, 2000, there were 22,683,306 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                          Transkaryotic Therapies, Inc.




                                      INDEX


                                                                                                        Page Number
                                                                                                        -----------

PART  I.          FINANCIAL INFORMATION

Item  1.          Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                                            3

                  Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2000 and 1999                                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999                                                            5

                  Notes to Condensed Consolidated Financial Statements                                        6 - 8

Item  2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      9 - 12

Item  3.          Quantitative and Qualitative Disclosures about Market                                          12
                  Risk


PART  II.         OTHER INFORMATION

Item 1.           Legal  Proceedings                                                                             13

Item 6.           Exhibits and Reports on Form 8-K                                                               13


SIGNATURES                                                                                                       14

EXHIBIT INDEX                                                                                                    15


Part 1 -- Item 1 -- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


(in thousands, except par values)                           March 31,      December 31,
                                                              2000            1999
                                                          -------------   -------------

ASSETS
Current assets:
   Cash and cash equivalents                                   $79,786        $151,202
   Marketable securities                                       100,136          41,293
   Prepaid expenses and other current assets                     2,325           2,054
                                                          -------------   -------------
      Total current assets                                     182,247         194,549
Property and equipment, net                                     20,723          20,384
Other assets                                                       279             358
                                                          -------------   -------------
Total assets                                                  $203,249        $215,291
                                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 2,128         $ 2,000
   Accrued expenses                                              3,904           4,009
   Current maturities of long-term debt                          2,000           2,000
                                                          -------------   -------------
      Total current liabilities                                  8,032           8,009
Long-term debt, less current maturities                         11,000          11,500
                                                          -------------   -------------
      Total liabilities                                         19,032          19,509
                                                          -------------   -------------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares authorized;
      no shares issued and outstanding                             --               --
   Common stock, $.01 par value;  30,000 shares authorized;
      22,683 and 22,592 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively           227             226
   Additional paid-in capital                                  313,102         311,817
   Accumulated deficit                                        (127,507)       (114,408)
   Deferred compensation                                        (1,422)         (1,645)
   Accumulated other comprehensive loss                           (183)           (208)
                                                          -------------   -------------
      Total stockholders' equity                               184,217         195,782
                                                          =============   =============
Total liabilities and stockholders' equity                    $203,249        $215,291
                                                          =============   =============




     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1 -- Item 1 -- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


(in thousands, except per share amounts)     Three Months Ended
                                                   March 31,
                                              2000         1999
                                            ---------    --------

License and research revenues               $     --     $   721
Operating expenses:
   Research and development                   12,684       9,958
   General and administrative                  3,037       1,564
                                            ---------    --------
                                              15,721      11,522
                                            ---------    --------
Loss from operations                         (15,721)    (10,801)
Interest income                                2,622       1,343
                                            ---------    --------
Net loss                                    $(13,099)    $(9,458)
                                            =========    ========

Basic and diluted net loss per share          $(0.58)     $(0.49)
                                            =========    ========
Shares used to compute basic and diluted
   net loss per share                         22,630      19,154
                                            =========    ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1-- Item 1 -- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


(in thousands)                                                Three Months Ended
                                                                  March 31,
                                                             2000            1999
                                                         -------------    ------------

OPERATING ACTIVITIES:
Net loss                                                     $(13,099)        $(9,458)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                               556             495
      Compensation expense related to
         equity issuances                                         193             264
Changes in operating assets and liabilities                      (248)          2,237
                                                         -------------    ------------
Net cash used for operating activities                        (12,598)         (6,462)
                                                         -------------    ------------
INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities              11,984          31,688
Purchases of marketable securities                            (70,802)        (25,616)
Purchases of property and equipment                              (895)         (3,422)
Changes in other assets                                            79             (26)
                                                         -------------    ------------
Net cash provided by (used for) investing activities          (59,634)          2,624
                                                         -------------    ------------
FINANCING ACTIVITIES:
Issuance of common stock                                        1,316              58
Repayment of long-term debt                                      (500)              -
Proceeds from issuance of long-term debt                            -           2,364
                                                         -------------    ------------
Net cash provided by financing activities                         816           2,422
                                                         -------------    ------------
Net decrease in cash and cash equivalents                     (71,416)         (1,416)
Cash and cash equivalents at January 1                        151,202          31,760
                                                         =============    ============
Cash and cash equivalents at March 31                         $79,786         $30,344
                                                         =============    ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

PART I -- Item 1 -- Condensed Consolidated Financial Statements


                          Transkaryotic Therapies, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 2000 and 1999

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms:
Gene-ActivatedTM proteins, Niche ProteinTM products and Gene Therapy.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2.       BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic and diluted net loss per share are the same for the three months ended March 31, 2000 and 1999 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

3.       COMPREHENSIVE INCOME

         During the first quarter of 2000 and 1999, total comprehensive loss amounted to $13,074,000 and $9,527,000, respectively.


4.       LEGAL PROCEEDINGS

         In April 1997, Amgen Inc. filed a civil action in the U.S. District Court for the District of Massachusetts against the Company and Aventis Pharma ("Aventis"), formerly Hoechst Marion Roussel, Inc., the Company's collaborative partner. The complaint in the action alleges that Gene-Activated(TM) erythropoietin ("GA-EPOTM") and the processes for producing GA-EPO infringe certain of Amgen's U.S. patents and requests that TKT and Aventis be enjoined from making, using, or selling GA-EPO and that the District Court award Amgen monetary damages.

         In November 1997, the Company and Aventis filed a Motion for Summary Judgment. On the same date, Amgen filed a Motion for Summary Judgment of Infringement. The Company and Aventis opposed that Motion, stating that there had been no infringement. In April 1998, the District Court granted TKT and Aventis' Motion for Summary Judgment and denied Amgen's Motion for Summary Judgment on the ground that all of the Company and Aventis' GA-EPO related activities to that date had been solely for uses reasonably related to the production of information for the submission to the U.S. Food and Drug Administration for regulatory approval and, under the Waxman-Hatch Act, do not constitute acts of patent infringement. The District Court, therefore, administratively closed the case at that time.

         At the request of the Company and Aventis, the District Court reopened the case in June 1999. The District Court has set a trial date for May 2000.

         After hearing pre-trial motions, in April 2000, the Court granted Amgen's Motion for Summary Judgment of literal infringement on Claim 1 of U.S. Patent No 5,955,422 against the Company and Aventis. The Court has not ruled whether this claim is invalid or unenforceable. Those issues will be determined at trial. The Court did not grant Summary Judgment on any of the other claims of the patents involved in this suit. Issues concerning infringement, invalidity, and unenforceability of those patents will be argued and determined at the trial.

         In addition, in July 1999, the Company commenced legal proceedings in the U.K. against Kirin-Amgen, Inc. seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in 2001.

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

         Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-

Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances. The Company and Aventis believe that they have substantial defenses to the allegations in the complaint on the Massachusetts action and substantial grounds for favorable action in the U.K. litigation.


5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to no later than the second fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company has concluded that SAB 101 will not have a material impact on the financial position or results of operations of the Company.

         In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. The Company is currently in the process of evaluating the impact this interpretation will have on its financial position and results of operations.

PART I -- Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or "the Company") has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated proteins, Niche Protein products and Gene Therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until late 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At March 31, 2000, the Company's accumulated deficit was $127,507,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         There were no revenues earned for the three months ended March 31, 2000. License and research revenues totaled $721,000 for the three months ended March 31, 1999. Revenues in 1999 were earned under collaborative agreements with Sumitomo Pharmaceuticals Co. Ltd. and Aventis Pharma.

         Research and development expenses totaled $12,684,000 for the three months ended March 31, 2000, as compared to $9,958,000 during the same period in 1999. The increase in 2000 of $2,726,000, or 27%, was principally due to increases in external development services and research and development staffing in each of the Company's product development platforms. In particular, preclinical and clinical costs for the Company's Fabry disease, Hunter syndrome and hemophilia A programs were significant components of the increase. During the remainder of 2000, the costs related to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded.

         General and administrative expenses were $3,037,000 for the three months ended March 31, 2000, compared with $1,564,000 during the same period in 1999. The increase in 2000 of $1,473,000, or 94%, was principally due to costs in building a business development commercialization infrastructure, particularly sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform. During the remainder of 2000, general and administrative costs are expected to increase significantly as pre-launch activities related to the Company's Niche Protein product platform accelerate.

         Interest income was $2,622,000 and $1,343,000 for the three months ended March 31, 2000 and 1999, respectively. The average cash and marketable securities balances were $186,425,000 and $105,877,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest income of $1,279,000 resulted from higher average cash and marketable securities balances, as well as higher yields, in 2000.

         The Company had a net loss of $13,099,000 and $9,458,000 for the three months ended March 31, 2000 and 1999, respectively. Basic net loss per share was $0.58 for the three months ended March 31, 2000, compared to a basic net loss per share of $0.49 for the same period in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

         The Company had unrestricted cash, cash equivalents and marketable securities totaling $179,922,000 at March 31, 2000. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government, and money market funds.

         In November 1999, the Company completed a private placement of 3,300,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $124,576,000.

         The Company leased additional facilities in the fourth quarter of 1998 which will be used for research and development. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. The weighted average interest rate of the loan was 7.6% as of March 31, 2000. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At March 31, 2000, $13,000,000 was outstanding under the term loan.

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

         Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies, for preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities, establishment of sales and marketing capabilities, and for general and administrative expenses. Until such time, if any, as the Company's operations generate significant revenues from product sales, cash resources and proceeds from equity offerings, debt financings and funding from collaborative arrangements will be required to fund operations.

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

         The Company is engaged in litigation with Amgen Inc. and Kirin-Amgen, Inc. with respect to the development of GA-EPO. See Note 4 to Notes to Condensed Consolidated Financial Statements. Pursuant to TKT's agreements with Aventis, Aventis has assumed the cost of the litigation. The Company is required to reimburse Aventis for the Company's share of litigation expenses from future royalties, if any, otherwise payable by Aventis as to the sale of GA-EPO and in certain other circumstances.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene-Activated protein, Niche Protein product, or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications and Biologics License Applications, whether the Company's products will receive approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies, and, if such products receive approval, whether they will be successfully marketed; the results of patent litigation in which the Company is involved or may become involved; competition; the Company's dependence on collaborators; and other risks set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which are incorporated by reference herein.


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

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated April 26, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSKARYOTIC THERAPIES, INC.



Date:      May 12, 2000                By:    /s/  Daniel E. Geffken
                                          -------------------------------------
                                          Daniel E. Geffken
                                          Vice President, Finance and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX



       Exhibit No.             Description
       -----------             -----------

             10.33             Employment agreement dated February 4, 2000 by and between
                                    Dr. Joseph G. Harbarta and the Registrant


                27             Financial Data Schedule (for EDGAR filing purposes only)


              99.1             Certain Factors That May Affect Future Results
                                    (as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999).


