Form 10-Q
period 2000-06-30
TRANSKARYOTIC THERAPIES INC
filed 2000-08-14
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                              Yes |X|     No | |

     At July 31, 2000, there were 22,687,999 shares of Common Stock, $.01 par value.

                          Transkaryotic Therapies, Inc.


                                      INDEX

                                                                     PAGE NUMBER

    PART I.   FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999                             3

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2000 and 1999               4

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and 1999                         5

              Notes to Condensed Consolidated Financial Statements          6-8

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-13

    Item 3.   Quantitative and Qualitative Disclosures about Market
              Risk                                                           13



    PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                              14

    Item 4.   Submission of Matters to a Vote of Security Holders            14

    Item 6.   Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                   16

EXHIBIT INDEX                                                                17


Part 1- Item 1- Condensed Consolidated Financial Statements

                                                               Transkaryotic Therapies, Inc.
                                                           Condensed Consolidated Balance Sheets
                                                                         (unaudited)

(in thousands, except par values)                                   June 30,      December 31,
                                                                      2000            1999
                                                                  -------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                                          $193,797        $151,202
   Marketable securities                                                73,668          41,293
   Prepaid expenses and other current assets                             1,793           2,054
                                                                  -------------   -------------
      Total current assets                                             269,258         194,549
Property and equipment, net                                             21,766          20,384
Other assets                                                               279             358
                                                                  -------------   -------------
Total assets                                                          $291,303        $215,291
                                                                  =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $ 1,801         $ 2,000
   Accrued expenses                                                      4,833           4,009
   Current maturities of long-term debt                                  2,000           2,000
                                                                  -------------   -------------
      Total current liabilities                                          8,634           8,009
Long-term debt, less current maturities                                 10,500          11,500
                                                                  -------------   -------------
                                                                        19,134          19,509
      Total liabilities                                           -------------   -------------

Stockholders' equity:
   Convertible preferred stock, Series A, $.01 par value,
    10,000 shares authorized; 10 shares issued and outstanding at
    June 30, 2000 and no shares issued and outstanding at
    December 31, 1999                                                        1               -
   Common stock, $.01 par value; 100,000 shares authorized;
    22,684 and 22,592 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively                      227             226
   Additional paid-in capital                                          413,034         311,817
   Accumulated deficit                                               (139,727)       (114,408)
   Deferred compensation                                               (1,225)         (1,645)
   Accumulated other comprehensive loss                                  (141)           (208)
                                                                  -------------   -------------
      Total stockholders' equity                                       272,169         195,782
                                                                  -------------   -------------
Total liabilities and stockholders' equity                            $291,303        $215,291
                                                                  =============   =============


     See accompanying Notes to Condensed Consolidated Financial Statements





Part 1- Item 1- Condensed Consolidated Financial Statements

                                                         Transkaryotic Therapies, Inc.
                                                Condensed Consolidated Statements of Operations
                                                                  (unaudited)

(in thousands, except per share amounts)  Three Months Ended June 30,   Six Months Ended June 30,
                                          --------------------------  --------------------------
                                              2000          1999           2000          1999
                                          ------------  ------------  ------------  ------------

License and research revenues                  $1,514            $0        $1,514          $721

Operating expenses:
   Research and development                    13,643        11,076        26,327        21,034
   General and administrative                   3,012         2,634         6,049         4,198
                                          ------------  ------------  ------------  ------------
                                               16,655        13,710        32,376        25,232
                                          ------------  ------------  ------------  ------------
Loss from operations                         (15,141)      (13,710)      (30,862)      (24,511)

Interest income                                 2,921         1,193         5,543         2,536
                                          ============  ============  ============  ============
Net loss                                    $(12,220)     $(12,517)     $(25,319)     $(21,975)
                                          ============  ============  ============  ============

Basic and diluted net loss per share          $(0.54)       $(0.65)       $(1.12)       $(1.15)
                                          ============  ============  ============  ============
Shares used to compute basic and diluted
   net loss per share                          22,684        19,199        22,657        19,176
                                          ============  ============  ============  ============



     See accompanying Notes to Condensed Consolidated Financial Statements



Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                          Six Months Ended
                                                            June 30,
                                                       2000            1999
                                                   -------------   -------------
OPERATING ACTIVITIES:
Net loss                                               $(25,319)       $(21,975)
Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                       1,166             990
      Compensation expense related to
         equity issuances                                   379             515
Changes in operating assets and liabilities                 887           5,405
                                                   -------------   -------------
Net cash used for operating                             (22,887)        (15,065)
activities                                         -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities        58,080          51,592
Purchases of marketable securities                      (90,388)        (56,583)
Purchases of property and equipment                      (2,548)        (10,114)
Changes in other assets                                      78             (29)
                                                   -------------   -------------
Net cash used for investing                             (34,778)        (15,134)
activities                                         -------------   -------------

FINANCING ACTIVITIES:
Issuance of convertible preferred stock                  99,940               -
Issuance of common stock                                  1,320             171
Repayment of long-term debt                              (1,000)              -
Proceeds from issuance of long-term debt                      -           7,391
                                                   -------------   -------------
Net cash provided by financing activities               100,260           7,562
                                                   -------------   -------------
Net increase (decrease) in cash and cash                 42,595         (22,637)
equivalents

Cash and cash equivalents at January 1                  151,202          31,760
                                                   -------------   -------------
Cash and cash equivalents at June 30                   $193,797          $9,123
                                                   =============   =============


     See accompanying Notes to Condensed Consolidated Financial Statements


PART I - Item 1 - Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             June 30, 2000 and 1999

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

    Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms:
Gene-Activated-TM- proteins, Niche Protein-TM- products and Gene Therapy.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.  BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic and diluted net loss per share are the same for the three and six months ended June 30, 2000 and 1999 since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

3.  COMPREHENSIVE INCOME

    The Company had total comprehensive loss of $12,178,000 and $12,701,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive loss was $25,252,000 and $22,228,000, respectively.

4.  LEGAL PROCEEDINGS

    In April 1997, Amgen Inc. filed a civil action in the U.S. District Court for the District of Massachusetts against the Company and Aventis Pharma ("Aventis"), formerly Hoechst Marion Roussel, Inc., the Company's collaborative partner. The complaint in the action, as amended, alleges that Gene-Activated-TM-erythropoietin ("GA-EPO-TM") and the processes for producing GA-EPO infringe five U.S. patents assigned to Amgen and requests that TKT and Aventis be enjoined from making, using, or selling GA-EPO and that the District Court award Amgen monetary damages.

    After suspending proceedings pursuant to the Waxman-Hatch Act, TKT and Aventis filed a motion in June 1999 in the District Court to reopen the case. In April 2000, the Court granted Amgen's Motion for Summary Judgment of literal infringement on Claim 1 of U.S. Patent No 5,955,422 against the Company and Aventis. The Court left open for trial the question of whether this claim is invalid or unenforceable. The District Court commenced trial in May 2000.

    In June 2000, the District Court ruled that Claims 4, 5, 6, 7, 8 and 9 of U.S. Patent No. 5,618,698 were not infringed and dismissed this patent from the suit. The District Court also ruled that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 were not literally infringed, but left open the questions of infringement under the doctrine of equivalents and whether the patent is invalid or unenforceable.

    In July 2000, the District Court ruled that TKT and Aventis had not met their burden of proving by clear and convincing evidence that U.S. Patent Nos. 5,621,080, 5,547,933 and 5,576,349 are invalid on the grounds of obviousness and anticipation. However, the Court left open TKT and Aventis' remaining invalidity and unenforceability defenses directed to these patents. A final ruling from the District Court on these and the other outstanding issues is not expected until after the close of evidence which will occur no earlier than September, 2000.

    In addition, in July 1999, the Company commenced legal proceedings in the U.K. against Kirin-Amgen, Inc., seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the sale of GA-EPO and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in 2001.

    Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of GA-EPO and in certain other circumstances.

    On July 25, 2000, Genzyme Corporation ("Genzyme") brought suit against TKT in the U. S. District Court for the District of Delaware claiming that TKT's activities relating to Replagal-TM- (agalsidase alfa) infringe one or more claims of U.S. Patent No. 5,356,804. Replagal is TKT's investigational enzyme replacement therapy for the treatment of Fabry disease. The Company believes it has substantial defenses to the allegations in the suit and expects its position will be vindicated in court.

    The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in Amgen's, Kirin-Amgen's or Genzyme's favor, or other conclusions of either litigation in a manner adverse to the Company, would have a material adverse effect on the Company's business, financial condition, and results of operations.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of SAB 101 was deferred to no later than the fourth quarter of 2000. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is evaluating the effects, if any, of this accounting bulletin.

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

6.  CONVERTIBLE PREFERRED STOCK

    In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock for an aggregate price of $100,000,000 to investment funds affiliated with E.M. Warburg, Pincus & Co., L.L.C. pursuant to a Stock Purchase Agreement dated as of May 18, 2000. The Convertible Preferred Stock converts, at the option of the holder, into approximately 3,571,000 shares of the Company's common stock based on a conversion price of $28.00 per share, subject to adjustment under specified terms and conditions. The Company, at its option, may redeem all, but not less than all, of the shares of the Convertible Preferred Stock, at any time after December 15, 2000 at a price of $10,000 per share, plus dividends thereon declared but unpaid, provided certain specified criteria are met. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Convertible Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, $10,000 per share (subject to adjustments) plus any dividends thereon declared but unpaid. Each issued and outstanding share of Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock is then convertible.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Since its inception in 1988, Transkaryotic Therapies, Inc. ( "TKT" or "the Company") has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated proteins, Niche Protein products and Gene Therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until late 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At June 30, 2000, the Company's accumulated deficit was $139,727,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

        License and research revenues totaled $1,514,000 for the three months ended June 30, 2000. There were no revenues earned for the three months ended June 30, 1999. Revenues in 2000 were earned under a collaboration and license agreement with Genetics Institute, Inc.

        Research and development expenses totaled $13,643,000 in the second quarter of 2000, as compared to $11,076,000 during the same period in 1999. The increase in 2000 of $2,567,000, or 23%, was principally due to increases in research and development staff as well as increases in clinical and regulatory costs for the Company's clinical programs. At June 30, 2000, the Company has four programs in clinical testing, two of which are funded by the Company. In addition, the Company has three late stage preclinical programs, which could enter the clinic within twelve months. As a result, the Company expects that, during the remainder of 2000, the costs related to preclinical and clinical programs will increase significantly.

        General and administrative expenses were $3,012,000 in the quarter ended June 30, 2000, compared with $2,634,000 during the same period in 1999. The increase in 2000 of $378,000, or 14%, was principally due to costs incurred in building a business development and commercialization infrastructure, including both U.S. and European sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform. During the remainder of 2000, general and administrative costs are expected to increase significantly as product launch activities related to the Company's Fabry disease program accelerate.

        Interest income was $2,921,000 and $1,193,000 for the three months ended June 30, 2000 and 1999, respectively. The average cash and marketable securities balances were $198,799,000 and $96,379,000 in 2000 and 1999, respectively. The increase in interest income of $1,728,000 resulted from higher average cash and marketable securities balances, as well as higher interest rates in 2000.

        The Company had a net loss of $12,220,000 and $12,517,000 for the three months ended June 30, 2000 and 1999, respectively. Basic and diluted net loss per share was $0.54 for the three months ended June 30, 2000, as compared to a basic and diluted net loss per share of $0.65 for the corresponding period in 1999.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        License and research revenues totaled $1,514,000 and $721,000 for the six months ended June 30, 2000 and 1999, respectively. All revenues were earned under collaboration and license agreements.

        Research and development expenses totaled $26,327,000 in the first six months of 2000, as compared to $21,034,000 during the same period in 1999. The increase in 2000 of $5,293,000, or 25%, was principally due to increases in external development services and research and development staffing in each of the Company's product development platforms.

        General and administrative expenses were $6,049,000 in the six months ended June 30, 2000, compared with $4,198,000 during the same period in 1999. The increase in 2000 of $1,851,000, or 44%, was principally due to costs in building a business development and commercialization infrastructure, including both U.S. and European sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform.

        Interest income was $5,543,000 and $2,536,000 for the six months ended June 30, 2000 and 1999, respectively. The average cash and marketable securities balances were $194,424,000 and $100,918,000 in 2000 and 1999, respectively. The increase in interest income of $3,007,000 resulted from higher average cash and marketable securities balances, as well as higher interest rates in 2000.

        The Company had a net loss of $25,319,000 and $21,975,000 for the six months ended June 30, 2000 and 1999, respectively. Basic and diluted net loss per share was $1.12 for the six months ended June 30, 2000, as compared to a basic and diluted net loss per share of $1.15 for the corresponding period in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

        Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

        The Company had unrestricted cash, cash equivalents and marketable securities totaling $267,465,000 at June 30, 2000. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government, and money market funds.

        In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C. resulting in net proceeds to the Company of $99,940,000.

        In November 1999, the Company completed a private placement of 3,300,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $124,576,000.

        The Company leased additional facilities in the fourth quarter of 1998, which are used for research and development. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable beginning in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. The interest rate of the loan was 7.78% as of June 30, 2000. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At June 30, 2000, $12,500,000 was outstanding under the loan.

        In August 2000, the Company entered into a ten-year lease for a new headquarters and research and development facility in Cambridge, MA. The lease agreement calls for minimum annual rent of $6,700,000 for the first five years and $7,600,000 for years six to ten. Lease payments are expected to commence in the first quarter of 2002, at the earliest. The Company expects to spend up to an additional $20,000,000 for leasehold improvements. The Company intends to seek financing for all or a significant portion of the cost of the leasehold improvements. There can be no guarantee that financing will be available on favorable terms, if at all.

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

        The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2003. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

        The Company is engaged in litigation with Amgen Inc. and Kirin-Amgen, Inc. with respect to the development of GA-EPO. Pursuant to TKT's agreements with Aventis, Aventis has assumed the cost of the litigation. The Company is required to reimburse Aventis for the Company's share of litigation expenses from future royalties, if any, otherwise payable by Aventis as to the sale of GA-EPO and in certain other circumstances. In addition, Genzyme has brought suit against TKT with respect to the development and commercialization of Replagal-TM-, TKT's investigational enzyme replacement therapy for the treatment of Fabry disease. See Note 4 to Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

        Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene-Activated protein, Niche Protein product, or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications and Biologics License Applications, whether the Company's products will receive approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies, and, if such products receive approval, whether they will be successfully marketed; the results of patent litigation in which the Company is involved or may become involved; competition; the Company's dependence on collaborators; and other risks set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which are incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

                On July 25, 2000, Genzyme Corporation ("Genzyme") brought suit against TKT in the U. S. District Court for the District of Delaware claiming that TKT's activities relating to Replagal-TM- (agalsidase alfa) infringe one or more claims of U.S. Patent No. 5,356,804. Replagal is TKT's investigational enzyme replacement therapy for the treatment of Fabry disease. The Company believes it has substantial defenses to the allegations in the suit and expects its position will be vindicated in court.

        The Company is engaged in litigation with Amgen Inc. and Kirin-Amgen, Inc. with respect to the development and commercialization of GA-EPO. See
    Note 4 to Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 15, 2000:

    1. The election of Walter Gilbert, William R. Miller, Rodman W. Moorhead, III, Richard F Selden, James E. Thomas and Wayne P. Yetter to serve as directors until the 2001 Annual Meeting of Stockholders.

        NOMINEE                                VOTES FOR        VOTES WITHHELD
        -------                                ---------        --------------
        Walter Gilbert                         14,289,445               24,958
        William R. Miller                      14,289,475               24,928
        Rodman W. Moorhead, III                14,232,048               82,355
        Richard F Selden                       13,430,156              884,247
        James E. Thomas                        14,247,355               67,048
        Wayne P. Yetter                        14,288,945               25,458



    2. The approval of the amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 100,000,000 shares. Votes totaling 12,264,438 were cast for this matter; 2,033,068 were cast against this matter. There were a total of 15,917 abstentions and 980 broker non-votes.

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            The Exhibits filed as part of this Form 10-Q are listed on the
        Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

        (b) Reports on Form 8-K

            Current Report on Form 8-K dated May 18, 2000 regarding the execution of Stock Purchase Agreement with investment funds affiliated with E.M. Warburg, Pincus & Co., L.L.C.

            Current Report on Form 8-K dated June 9, 2000 regarding the sale of 9,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, for an aggregate price of $90,000,000 to investment funds affiliated with E.M. Warburg, Pincus & Co., L.L.C.

            Current Report on Form 8-K dated June 16, 2000 regarding the sale of 1,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share, for an aggregate price of $10,000,000 to investment funds affiliated with E.M. Warburg, Pincus & Co., L.L.C.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSKARYOTIC THERAPIES, INC.



Date:      August 14, 2000             By:    /S/ DANIEL E. GEFFKEN
                                       -----------------------------------------
                                              Daniel E. Geffken
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                          Transkaryotic Therapies, Inc.

                                  EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION

  3.1            Amendment No. 1 to Transkaryotic Therapies, Inc.'s Amended
                  and Restated By-Laws

  3.2            Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of Transkaryotic Therapies, Inc. dated
                  June 15, 2000

  3.3            Certificate of Designation, Number, Voting Powers, Preferences
                  and Rights of Series A Convertible Preferred Stock of
                  Transkaryotic Therapies, Inc. dated June 9, 2000

  10.34          Registration Rights Agreement dated June 9, 2000 by and between the Series A Convertible Preferred Stock Investors and the
                  Registrant

  10.35          Agreement dated April 20, 2000 by and between Dr. Walter
                  Gilbert and the Registrant

  10.36          Agreement dated June 16, 2000 by and between James E.
                  Thomas and the Registrant

  10.37          Employment agreement dated May 18, 2000 by and between
                  Michael J. Astrue and the Registrant

     27          Financial Data Schedule (for EDGAR filing purposes only)

  *99.1          Certain Factors That May Affect Future Results

  * Incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000

                                                                              17