Form 10-Q
period 2000-09-30
TRANSKARYOTIC THERAPIES INC
filed 2000-11-14
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                     Yes      /X/          No       / /


         At October 31, 2000, there were 22,694,439 shares of Common Stock, $.01 par value, outstanding.

                          Transkaryotic Therapies, Inc.


                                      INDEX


                                                                                           PAGE NUMBER
                                                                                           -----------
PART  I.      FINANCIAL INFORMATION

Item  1.      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of
              September 30, 2000 and December 31, 1999                                              3

              Condensed Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999                                              4

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999                                                     5

              Notes to Condensed Consolidated Financial Statements                              6 - 9

Item  2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           10 - 16

Item  3.      Quantitative and Qualitative Disclosures about Market
              Risk                                                                                 16

PART  II.     OTHER INFORMATION

Item 1.       Legal Proceedings                                                                    17

Item 6.       Exhibits and Reports on Form 8-K                                                     17

SIGNATURES                                                                                         18

EXHIBIT INDEX                                                                                      19


Part 1- Item 1- Condensed Consolidated Financial Statements

                                     Transkaryotic Therapies, Inc.
                                 Condensed Consolidated Balance Sheets
                                             (unaudited)

(in thousands, except par values)                                       September 30,     December 31,
                                                                            2000              1999
                                                                      -----------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 81,059         $151,202
   Marketable securities                                                       177,584           41,293
   Prepaid expenses and other current assets                                     2,773            2,054
                                                                      -----------------   --------------
      Total current assets                                                     261,416          194,549
Property and equipment, net                                                     22,236           20,384
Other assets                                                                     1,081              358
                                                                      -----------------   --------------
Total assets                                                                  $284,733         $215,291
                                                                      =================   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  2,251         $  2,000
   Accrued expenses                                                              4,686            4,009
   Current maturities of long-term debt                                          2,500            2,000
                                                                      -----------------   --------------
      Total current liabilities                                                  9,437            8,009
Long-term debt, less current maturities                                         10,000           11,500
                                                                      -----------------   --------------
      Total liabilities                                                         19,437           19,509
                                                                      -----------------   --------------

Stockholders' equity:
   Convertible preferred stock, Series A, $.01 par value,
      10,000 shares authorized; 10 shares issued and outstanding at September 30, 2000 and no shares issued and
      outstanding at December 31, 1999                                               1                -
   Common stock, $.01 par value; 100,000 shares authorized;
      22,693 and 22,592 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                       227              226
   Additional paid-in capital                                                  413,188          311,817
   Accumulated deficit                                                        (147,233)        (114,408)
   Deferred compensation                                                        (1,041)          (1,645)
   Accumulated other comprehensive income (loss)                                   154             (208)
                                                                      -----------------   --------------
      Total stockholders' equity                                               265,296          195,782
                                                                      -----------------   --------------
Total liabilities and stockholders' equity                                    $284,733         $215,291
                                                                      =================   ==============

   See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                                        Transkaryotic Therapies, Inc.
                               Condensed Consolidated Statements of Operations
                                                (unaudited)

                                                   Three Months                   Nine Months
(in thousands, except                            Ended September 30,          Ended September 30,
per share amounts)                              2000           1999             2000        1999
                                           --------------  -------------   ------------  ----------
License and research revenues                   $  5,357       $    649       $  6,871    $  1,370

Operating expenses:
   Research and development                       13,373         11,753         39,700      32,787
   General and administrative                      3,723          2,836          9,772       7,034
                                           --------------  -------------   ------------  ----------
                                                  17,096         14,589         49,472      39,821
                                           --------------  -------------   ------------  ----------
Loss from operations                             (11,739)       (13,940)       (42,601)    (38,451)
Interest income                                    4,233          1,070          9,776       3,606
                                           --------------  -------------   ------------  ----------

Net loss                                        $ (7,506)      $(12,870)      $(32,825)   $(34,845)
                                           ==============  =============   ============  ==========

Basic and diluted net loss per share            $  (0.33)      $  (0.67)      $  (1.45)   $  (1.82)
                                           ==============  =============   ============  ==========

Shares used to compute basic and diluted
   net loss per share                             22,688         19,241         22,668      19,198
                                           ==============  =============   ============  ==========

   See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

(in thousands)                                                      Nine Months Ended
                                                                      September 30,
                                                               2000                1999
                                                          ----------------    ----------------
OPERATING ACTIVITIES:
Net loss                                                        $ (32,825)           $(34,845)
Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                                 1,777               1,468
      Compensation expense related to
         equity issuances                                             561                 747
Changes in operating assets and liabilities                           681               5,675
                                                          ----------------    ----------------
Net cash used for operating activities                            (29,806)            (26,955)
                                                          ----------------    ----------------
INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities                  86,815              82,383
Purchases of marketable securities                               (223,106)            (63,351)
Purchases of property and equipment                                (3,629)            (15,214)
Changes in other assets                                              (723)                (38)
                                                          ----------------    ----------------
Net cash provided by (used for) investing activities             (140,643)              3,780
                                                          ----------------    ----------------
FINANCING ACTIVITIES:
Issuance of convertible preferred stock, net                       99,787                   -
Issuance of common stock                                            1,519                 935
Repayment of long-term debt                                        (1,000)                  -
Proceeds from issuance of long-term debt                                -              12,331
                                                          ----------------    ----------------
Net cash provided by financing activities                         100,306              13,266
                                                          ----------------    ----------------
Net decrease in cash and cash equivalents                         (70,143)             (9,909)

Cash and cash equivalents at January 1                            151,202              31,760
                                                          ----------------    ----------------
Cash and cash equivalents at September 30                       $  81,059            $ 21,851
                                                          ================    ================

   See accompanying Notes to Condensed Consolidated Financial Statements.

PART I - Item 1 - Condensed Consolidated Financial Statements

                          Transkaryotic Therapies, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 2000 and 1999

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary product development platforms:
Gene-Activated-Registered Trademark- proteins, Niche Protein-TM- products and Gene Therapy.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         Gene-Activated is a registered and Replagal and Niche Protein are trademarks of the Company. Dynepo is a trademark of Aventis Pharmaceuticals, Inc.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated under Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Basic and diluted net loss per share are the same for the three and nine months ended September 30, 2000 and 1999 since common equivalent shares from stock options have been excluded as their effect is antidilutive.

3.       COMPREHENSIVE INCOME

         The Company had total comprehensive loss of $7,211,000 and $12,968,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive loss was $32,463,000 and $35,196,000, respectively.

4.       LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, in April 1997, Amgen Inc. ("Amgen") filed a civil action in the U.S. District Court of Massachusetts against TKT and its collaborative partner, Aventis Pharmaceuticals, Inc. ("Aventis"), formerly Hoechst Marion Roussel, Inc. The complaint in the action, as amended, alleges that certain of TKT's activities relating to Gene-Activated-Registered Trademark- erythropoietin ("Dynepo-TM-") infringe five U.S. patents assigned to Amgen and requests that TKT and Aventis be enjoined from certain activities related to Dynepo and that the District Court award Amgen monetary damages.

         In April 2000, the Court granted Amgen's Motion for Summary Judgment of literal infringement on Claim 1 of U.S. Patent No. 5,955,422 against the Company and Aventis. The Court left open for trial the question of whether this claim is invalid or unenforceable. The District Court commenced trial in May 2000.

         In June 2000, the District Court ruled that Claims 4, 5, 6, 7, 8, and 9 of U.S. Patent No. 5,618,698 were not infringed and dismissed this patent from the suit. The District Court also ruled that Claims 2, 3, and 4 of U.S. Patent No. 5,621,080 were not literally infringed, but left open questions of infringement under the doctrine of equivalents and whether the patent is invalid or unenforceable.

         In July 2000, the District Court ruled that TKT and Aventis had not met their burden of proving by clear and convincing evidence that U.S. Patent Nos. 5,621,080, 5,547,933 and 5,576,349 are invalid on the grounds of obviousness and anticipation. However, the Court left open questions of infringement and TKT and Aventis' remaining invalidity and unenforceability defenses directed to these patents.

         The trial concluded in September 2000, and the parties are awaiting a final ruling from the District Court on these and other outstanding issues.

         In addition, in July 1999, the Company commenced legal proceedings in the U.K. against Kirin-Amgen, Inc., seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by TKT's activities relating to Dynepo and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in January 2001.

         Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

         As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, in July 2000, Genzyme Corporation ("Genzyme") and Mt. Sinai School of Medicine of New York University ("Mt. Sinai") brought suit against TKT in the U. S. District Court of Delaware alleging that certain of TKT's activities relating to Replagal-TM- (agalsidase alfa) infringe or will infringe one or more claims of U.S. Patent No. 5,356,804. Replagal is TKT's investigational enzyme replacement therapy for the treatment of Fabry disease. Genzyme and Mt. Sinai's complaint requested that the District Court award Genzyme and Mt. Sinai monetary damages and injunctive relief. In September 2000, the Company commenced an action against Genzyme and Mt. Sinai in the U.S. District Court of Massachusetts seeking a declaratory judgment that TKT's activities with respect to Replagal do not and will not infringe U.S. Patent No. 5,356,804 and that this patent is invalid. TKT has filed a motion in the Delaware action seeking transfer of the Delaware case to Massachusetts. Genzyme and Mt. Sinai have filed separate motions to dismiss the Massachusetts action. All of these motions are pending and undecided.

         The Company can provide no assurance as to the outcome of these proceedings. Court decisions adverse to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of SAB 101 was deferred to no later than the fourth quarter of 2000. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company has concluded that SAB 101, including the frequently asked questions and answers document issued by the SEC in October 2000, will not have a material impact on the historical financial position or results of operations of the Company.

         In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. This interpretation has not had a material impact on the

Company's financial position and results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company has adopted these statements as of July 1, 2000. Currently, the Company does not hold derivative instruments and has not entered into any hedging arrangements.

6.       CONVERTIBLE PREFERRED STOCK

         In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock for an aggregate price of $100,000,000 to investment funds affiliated with E.M. Warburg, Pincus & Co., L.L.C. pursuant to a Stock Purchase Agreement dated as of May 18, 2000, resulting in net proceeds of $99,787,000. The Convertible Preferred Stock converts, at the option of the holder, into approximately 3,571,000 shares of the Company's common stock based on a conversion price of $28.00 per share, subject to adjustment under specified terms and conditions. The Company, at its option, may redeem all, but not less than all, of the shares of the Convertible Preferred Stock, at any time after December 15, 2000 at a price of $10,000 per share, plus dividends thereon declared but unpaid, provided certain specified criteria are met. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Convertible Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, $10,000 per share (subject to adjustments) plus any dividends thereon declared but unpaid. Each issued and outstanding share of Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock is then convertible.

7.        LETTER OF CREDIT

         In August 2000, the Company obtained a $7,000,000 letter of credit from a bank as part of the security deposit for a leasehold obligation. The letter of credit is secured by an investment in the amount of $7,815,000.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Transkaryotic Therapies, Inc. is engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated proteins, Niche Protein products and Gene Therapy. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales until late 2000, at the earliest. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At September 30, 2000, the Company's accumulated deficit was $147,233,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         License and research revenues totaled $5,357,000 and $649,000 for the three months ended September 30, 2000 and 1999, respectively. Revenues for the third quarter of 2000 included a $3,500,000 milestone payment from Aventis relating to the submission of a Biologics License Application ("BLA") to the U.S. Food and Drug Administration (the "FDA") for Dynepo (Gene-Activated erythropoietin) for the treatment of anemia, as well as payments earned from collaborative agreements with Sumitomo Pharmaceutical Co., Ltd. ("Sumitomo") and Genetics Institute, Inc. Revenues in the third quarter of 1999 were earned from collaborative agreements with Sumitomo and Aventis.

         Research and development expenses totaled $13,373,000 in the third quarter of 2000, as compared to $11,753,000 during the same period in 1999. The increase in 2000 of $1,620,000, or 14%, was principally due to increases in personnel, as well as increased funding for clinical trials and preclinical product activities. Currently, four products emerging from TKT's pipeline are undergoing clinical testing, two of which are funded by the Company. Over the next several months, three late-stage preclinical programs are expected to enter clinical testing. As a result, the Company expects that during the remainder of 2000 and for 2001 research and development expenses will increase significantly.

         General and administrative expenses were $3,723,000 in the quarter ended September 30, 2000, compared with $2,836,000 during the same period in 1999. The increase in 2000 of $887,000, or 31%, was principally due to costs incurred in building a commercialization infrastructure, including both U.S. and European sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform. During the remainder of 2000 and for 2001, general and administrative costs are expected to increase significantly as product launch activities related to the Company's Fabry disease program accelerate.

         Interest income was $4,233,000 and $1,070,000 for the three months ended September 30, 2000 and 1999, respectively. The average cash and marketable securities balances were $263,297,000 and $84,966,000 in 2000 and 1999, respectively. The increase in interest income of $3,163,000 resulted from higher average cash and marketable securities balances, as well as higher interest rates in 2000. Higher average cash and marketable securities balances in 2000 are a result of financings completed in November 1999 and June 2000, which totaled $224,363,000, net of expenses.

         The Company had a net loss of $7,506,000 and $12,870,000 for the three months ended September 30, 2000 and 1999, respectively. Basic and diluted net loss per share was $0.33 for the three months ended September 30, 2000, as compared to a basic and diluted net loss per share of $0.67 for the corresponding period in 1999.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         License and research revenues totaled $6,871,000 and $1,370,000 for the nine months ended September 30, 2000 and 1999, respectively. Revenues for 2000 included a $3,500,000 milestone payment from Aventis relating to the submission of a BLA to the FDA for Dynepo for the treatment of anemia, as well as payments earned from collaborative agreements with Sumitomo and Genetics Institute. Revenues in 1999 were earned from collaborative agreements with Sumitomo and Aventis.

         Research and development expenses totaled $39,700,000 in the first nine months of 2000, as compared to $32,787,000 during the same period in 1999. The increase in 2000 of $6,913,000, or 21%, was principally due to increases in personnel, as well as increased funding for clinical trials and preclinical product activities.

         General and administrative expenses were $9,772,000 in the nine months ended September 30, 2000, compared with $7,034,000 during the same period in 1999. The increase in 2000 of $2,738,000, or 39%, was principally due to costs in building a commercialization infrastructure, including both U.S. and European sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform.

         Interest income was $9,776,000 and $3,606,000 for the nine months ended September 30, 2000 and 1999, respectively. The average cash and marketable securities balances were $214,669,000 and $95,404,000 in 2000 and 1999, respectively. The increase in interest income of $6,170,000 resulted from higher average cash and marketable securities balances, as well as higher interest rates in 2000. Higher average cash and marketable securities balances in 2000 are a result of financings completed in November 1999 and June 2000, which totaled $224,363,000, net of expenses.

         The Company had a net loss of $32,825,000 and $34,845,000 for the nine months ended September 30, 2000 and 1999, respectively. Basic and diluted net loss per share was $1.45 for the nine months ended September 30, 2000, as compared to a basic and diluted net loss per share of $1.82 for the corresponding period in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

         The Company had cash, cash equivalents and marketable securities totaling $258,643,000 at September 30, 2000 including marketable securities collateralizing letters of credit totaling $8,378,000. Cash equivalents and marketable securities are invested in U.S. Treasury notes, agencies of the U.S. government, and money market funds.

         In November 1999, the Company completed a private placement of 3,300,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $124,576,000.

         In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C., resulting in net proceeds to the Company of $99,787,000.

         The Company leased additional facilities in the fourth quarter of 1998, which are used for research and development. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan is payable, beginning in December 1999, on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. The weighted average interest rate of the loan was 8.4% as of September 30, 2000. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At September 30, 2000, $12,500,000 was outstanding under the loan.

         In August 2000, the Company entered into a ten year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts. The lease agreement calls for minimum annual rent of $6,700,000 for the first five years and $7,600,000 for years six through ten. Lease payments are expected to commence in late 2001, at the earliest. The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit. An investment of $7,815,000 collateralizes the letter of credit. The Company expects to spend up to an additional $25,000,000 for leasehold improvements. The Company may seek financing for all or a significant portion of the cost of the leasehold improvements. There can be no guarantee that financing will be available on favorable terms, if at all.

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

         The Company expects that its existing capital resources, together with revenues from collaborative agreements and interest income, will be sufficient to fund its operations into 2003. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties or to seek financing earlier than expected.

         The Company is engaged in litigation with Amgen and Kirin-Amgen with respect to the development of Dynepo. Pursuant to TKT's agreements with Aventis, Aventis has assumed the cost of the litigation. The Company is required to reimburse Aventis for the Company's share of litigation expenses from future royalties, if any, otherwise payable by Aventis as to the sale of Dynepo and in certain other circumstances. In addition, Genzyme and Mt. Sinai have brought suit against TKT with respect to the development and commercialization of Replagal, TKT's investigational enzyme replacement therapy for the treatment of Fabry disease. See Note 4 to Notes to Condensed Consolidated Financial Statements for more information on these litigations.

FORWARD-LOOKING STATEMENTS

          Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, whether any of the Company's Gene-Activated protein, Niche Protein product, or Gene Therapy product candidates will advance in the clinical trial process, the timing of such clinical trials, whether the clinical trial results will warrant continued product development, the timing of making required regulatory filings such as Investigational New Drug applications and BLAs, whether the Company's products will receive approval from the FDA or equivalent foreign regulatory agencies, and, if such products receive approval, whether they will be successfully distributed and marketed; the results of litigation in which the Company is involved or may become involved, as described below; competition; the Company's dependence on collaborators, manufacturers and distributors; and other risks set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which are incorporated by reference herein and attached hereto as Exhibit 99.1, except for the risks set forth under the caption "We are party to litigation with Amgen and Kirin-Amgen involving GA-EPO", which is superceded by the description below.

WE ARE PARTY TO LITIGATION WITH AMGEN AND KIRIN-AMGEN INVOLVING DYNEPO

          Amgen filed a civil action in the U.S. District Court of Massachusetts against us and our collaborative partner, Aventis. The complaint in the action, as amended, alleges that certain of our activities relating to Dynepo infringe five U.S. patents assigned to Amgen and requests that we and Aventis be enjoined from certain activities relating to Dynepo and that the District Court award Amgen monetary damages.

         In April 2000, the Court granted Amgen's Motion for Summary Judgment of literal infringement on Claim 1 of U.S. Patent No. 5,955,422 against us and Aventis. The Court left open for trial the question of whether this claim is invalid or unenforceable. The District Court commenced trial in May 2000.

         In June 2000, the District Court ruled that Claims 4, 5, 6, 7, 8, and 9 of U.S. Patent No. 5,618,698 were not infringed and dismissed this patent from the suit. The District Court also ruled that Claims 2, 3, and 4 of U.S. Patent No. 5,621,080 were not literally infringed, but left open questions of whether we and Aventis had infringed the patent under the doctrine of equivalents and whether the patent is invalid or unenforceable.

         In July 2000, the District Court ruled that we and Aventis had not met our burden of proving by clear and convincing evidence that U.S. Patent Nos. 5,621,080, 5,547,933 and 5,576,349 are invalid on the grounds of obviousness and anticipation. However, the Court left open questions of infringement and our remaining invalidity and unenforceability defenses directed to these patents.

         The trial concluded in September 2000, and we are awaiting a final ruling from the District Court on these and other outstanding issues.

         In addition, in July 1999, we commenced legal proceedings in the U.K. against Kirin-Amgen seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities relating to Dynepo and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial is scheduled to commence in January 2001.

         We can provide no assurance as to the outcome of either the U.S. or U.K. proceedings. Court decisions adverse to us could have a material adverse effect on our business, financial condition, and results of operations.

         Pursuant to an agreement with Aventis, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigations. We are required to reimburse Aventis for our share of litigation expenses from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

WE ARE A PARTY TO LITIGATION WITH GENZYME AND MT. SINAI INVOLVING REPLAGAL

         In July 2000, Genzyme and Mt. Sinai brought suit against us in the U.S. District Court of Delaware alleging that some of our activities relating to Replagal infringe or will infringe one or more claims of U.S. Patent No. 5,356,804. Replagal is our investigational enzyme replacement therapy for the treatment of Fabry disease. Genzyme and Mt. Sinai's complaint requested that the District Court award Genzyme and Mt. Sinai monetary damages and injunctive relief.

         In September 2000, we filed a complaint against Genzyme and Mt. Sinai in the U.S. District Court of Massachusetts seeking a declaratory judgment that our activities with respect to Replagal do not and will not infringe U.S. Patent No. 5,356,804 and that this patent is invalid. We also filed a motion in the Delaware action seeking transfer of the Delaware case to Massachusetts. Genzyme and Mt. Sinai have filed separate motions to dismiss the Massachusetts action. All of these motions are pending and undecided.

         We can provide no assurance as to the outcome these proceedings. Court decisions adverse to us could have a material adverse effect on our business, financial condition, and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to certain market risks from changes in interest rates. The Company has a $12,500,000 term loan outstanding at September 30, 2000. The loan bears interest at LIBOR plus 1.5%.

PART II - Other Information

Item 1.  Legal Proceedings

                  As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, the Company is engaged in litigation with Amgen and Kirin-Amgen with respect to the development and commercialization of Dynepo. See
         Note 4 to Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

                  As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, in July 2000, Genzyme brought suit against TKT in the U.S. District Court of Delaware alleging that some of TKT's activities relating to Replagal infringe or will infringe one or more claims of U.S. Patent No. 5,356,804. In September 2000, the Company filed a complaint against Genzyme and Mt. Sinai in the U.S. District Court of Massachusetts seeking a declaratory judgment that TKT's activities with respect to Replagal do not and will not infringe U.S. Patent No. 5,356,804 and that this patent is invalid. TKT also filed a motion in the Delaware action seeking transfer of the Delaware case to Massachusetts. Genzyme and Mt. Sinai have filed separate motions to dismiss the Massachusetts action. All of these motions are pending and undecided. See Note 4 to Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits filed as part of this Form 10-Q are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated July 25, 2000 regarding the TKT's announcement that Genzyme brought suit against the Company in the U. S. District Court of Delaware claiming that TKT's activities relating to Replagal infringe one or more claims of U.S. Patent
         No. 5,356,804.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSKARYOTIC THERAPIES, INC.



Date:      November 14, 2000             By: /S/ DANIEL E. GEFFKEN
                                             -----------------------------------
                                                 Daniel E. Geffken
                                                 Vice President, Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                          Transkaryotic Therapies, Inc.




                                  EXHIBIT INDEX

       EXHIBIT NO.     DESCRIPTION
       -----------     -----------
           10.38       Lease agreement, dated August 4, 2000, by and
                       between Massachusetts Institute of Technology and
                       the Registrant for a new corporate headquarters
                       and research and development space at 28 Osborn
                       Street, Cambridge, Massachusetts.

              27       Financial Data Schedule (for EDGAR filing purposes only)

            99.1       Certain Factors That May Affect Future Results