Form 10-K
period 2000-12-31
TRANSKARYOTIC THERAPIES INC
filed 2001-04-02
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-21481
                          TRANSKARYOTIC THERAPIES, INC.
             (Exact name of registrant as specified in its charter)

                                  ------------

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

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 1, 2001, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $165,227,749 based on the last reported sale price of the registrant's Common Stock on The Nasdaq Stock Market as of the close of business on March 1, 2001. There were 22,717,379 shares of Common Stock outstanding as of March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                               10-K Part
--------                                                               ---------
Specifically Identified Portions of the Registrant's Proxy Statement
for the Annual Meeting of Stockholders to be held on June 14, 2001     III

                                     PART I
ITEM 1.   BUSINESS
Summary

      Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company developing protein- and cell-based therapeutics for the treatment of a wide range of human diseases. Based on three proprietary development platforms: Gene-Activated(R) proteins, Niche Protein(TM) products, and Gene Therapy, the Company is building a broad and renewable product pipeline. Five products emerging from TKT's pipeline have been approved for human clinical testing, including two late-stage products, Dynepo(TM) for the treatment of anemia, and Replagal(TM) for the treatment of Fabry disease.

      During 2000, Aventis Pharma ("Aventis"), the Company's collaborative partner on the development of Dynepo, filed a Biologics License Application ("BLA") and a Marketing Authorization Application ("MAA") seeking marketing authorization of Dynepo in both the United States and Europe, respectively. In 2000, the U.S. Food and Drug Administration ("FDA") requested that additional data be provided regarding manufacturing information and that a new BLA be submitted when the data are compiled. Aventis and the Company are currently accumulating this information. The European review of the Dynepo MAA is ongoing.

      In 2000, the Company submitted a BLA seeking marketing authorization for Replagal(TM). In January 2001, the FDA issued a complete review letter regarding the BLA, which requested further explanation in several areas and additional data.

      In July 2000, the Company submitted a MAA to the European Agency for the Evaluation of Medicinal Products (the "EMEA") seeking marketing approval of Replagal. The Company announced in March 2001 that the Committee for Proprietary Medicinal Products (the "CPMP") of the EMEA issued a positive opinion recommending approval of Replagal(TM) in the European Union. The CPMP's recommendation for approval will be forwarded to the European Commission (the "EC"), which will determine whether to grant marketing authorization of Replagal. The Company expects the EC to make a final decision regarding the approval of Replagal in mid-2001.

      TKT has a balanced commercialization strategy, designed to leverage the size and expertise of corporate partners for certain products, while building a small efficient commercial infrastructure for others. Accordingly, TKT is collaborating with Aventis with respect to the worldwide development and commercialization of Dynepo, with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") for Replagal in Japan, and with Genetics Institute, Inc. ("GI") for Factor VIII gene therapy for the treatment of hemophilia A in Europe. TKT intends to independently market its Niche Protein products and gene therapy products, as well as a number of its Gene-Activated proteins.

      In January 2001, the U.S. District Court for the District of Massachusetts concluded in a patent infringement action brought by Amgen Inc. against the Company and Aventis that Dynepo and the cells and processes used to make Dynepo infringed eight claims of patents asserted by Amgen. TKT and Aventis have filed an appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. The Company believes it has strong grounds for appeal. The Company and Aventis are also engaged in litigation involving Dynepo with Kirin-Amgen, Inc. ("Kirin-Amgen") in the U.K.

      The Company is also involved in patent litigation in the United States with Genzyme Corporation ("Genzyme") and Mount Sinai School of Medicine of New York University ("Mt. Sinai") regarding whether Replagal infringes a patent held by Genzyme and Mt. Sinai. (See Item 3. Legal Proceedings).

Technology Platforms

      Gene-Activated(R) Protein Products

      TKT's gene activation technology is a proprietary approach to the development and large scale production of therapeutic protein products. It is based on the activation of genes encoding therapeutic proteins in human cells, rather than the cloning and transfer of these genes associated with conventional protein production techniques. The Company believes this technology will allow it to develop and commercialize a large number of therapeutic proteins, including potentially improved versions of currently-marketed proteins and proteins that have no currently-marketed counterparts.

      Essentially every human cell contains the same set of approximately 35,000 genes, but each cell type actually produces only a subset of the 35,000 proteins possible. For example, although essentially all human cells contain the insulin gene, only certain cells of the pancreas actually produce insulin. The regulatory switches that turn on gene expression in the appropriate cell type also turn off gene expression in all other cell types. For this reason, only pancreatic cells express insulin; the regulatory DNA sequences normally associated with the insulin gene prevent expression elsewhere in the body. TKT's gene activation technology is based on activating previously silent genes by bypassing regulatory DNA sequences set in the "off position" with regulatory DNA sequences set in the "on position."

      During the 1970's proteins were generally purified from human or animal tissue. By the mid-1980's, proteins were manufactured using conventional genetic engineering techniques, which were based on the cloning of human genes to produce therapeutic proteins at levels that were substantially in excess of what could be obtained by purification from tissue.

      Although conventional genetic engineering techniques for recombinant protein production are quite powerful, their use today faces certain commercial barriers and technical limitations. The primary barrier is that biotechnology companies have sought and obtained patent protection covering many of the techniques used to produce commercially-marketed proteins using conventional genetic engineering techniques. These patent rights have served as effective barriers to entry, minimizing competition in the therapeutic proteins market. In addition, conventional genetic engineering techniques for protein production may face technical limitations arising from the need to first clone the gene of interest.

      TKT has developed gene activation technology, a new approach to the production of therapeutic proteins. This proprietary technology does not rely on the manipulation of cloned genes. The Company's gene activation technology does not require the manipulation of the protein coding DNA sequences of the gene. The bypass of an "off switch" with an "on switch" is accomplished by "gene targeting" or homologous recombination.

      Accordingly, the Company believes that gene activation technology may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes. Since gene activation technology avoids many of the technical limitations of conventional recombinant protein production technology, the Company also believes that the gene activation technology is at least as efficient as, and may be more cost-effective than, conventional genetic engineering techniques for protein production.

      Niche Protein(TM) Products

      Certain genetic diseases are known to be caused by the deficiency of a single, well-defined protein. The patient's inability to produce sufficient amounts of the specified protein results in symptoms which can be debilitating and, ultimately, life threatening. These diseases include lysosomal storage disorders such as Fabry disease, Gaucher disease, Hunter syndrome, Hurler syndrome, Pompe disease, and Tay-Sachs disease. Lysosomal storage disorders result from an inherited deficiency of an enzyme responsible for the breakdown of biomolecules such as fats and sugars. The build-up becomes toxic, resulting in lysosomes that crowd out other parts of the cell, ultimately killing it from within.

      The most direct approach to treat these diseases is to manufacture the missing or deficient protein and deliver it to the patient. No effective treatment currently exists for most of these rare diseases. TKT's Niche Protein product platform is focused on developing enzyme replacement products to treat patients suffering from certain of these diseases.

     The Company's product development strategy for its Niche Protein product platform is to leverage the Company's core competencies in gene expression, cell culture, and protein characterization to create protein replacement products to treat rare genetic diseases which are characterized by the absence of certain metabolic enzymes. Since the defects in many of the diseases which the Company intends to address with its Niche Protein product platform are understood in depth, product development pathways have the potential to be straightforward. The Company is currently developing seven Niche Protein products, including treatments for Fabry disease, Hunter syndrome, and Gaucher disease, with the goal of reducing symptoms and potentially reversing progression of the disease. TKT views its Niche Protein product platform as a near-term opportunity to develop and commercialize products on a relatively cost-effective, lower risk basis.

      During 1999, the Company initiated the development of a commercial infrastructure for the future worldwide marketing and sale of its Niche Protein products. In the U.S., the Company has assembled a group of seasoned executives with broad experience in marketing, sales and reimbursement of specialty products. The Company expects that it will expand its infrastructure following marketing approval of Replagal in the U.S.

      In 2000, the Company formed TKT Europe-5S AB, a majority owned subsidiary, to market its Niche Protein products in the European Union. The company, headquartered in Sweden, is led by five veteran marketers of specialty biopharmaceutical products in Europe. The Company has established a presence in all major European markets.

      Gene Therapy

      TKT's approach to gene therapy, called Transkaryotic Therapy(TM), is based on genetically modifying patients' cells to produce and deliver therapeutic proteins for extended periods. The Company believes the approach will be safe, cost-effective, and clinically superior to the conventional delivery of proteins by injection.

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

      To the best of the Company's knowledge, neither viral nor non-viral in vivo gene therapy technologies have allowed long-term or high-level protein expression in the patient. Accordingly, these technologies may be best-suited for non-chronic applications, such as immunotherapy. TKT believes Transkaryotic Therapy is well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states as demonstrated by the long-term delivery of therapeutic proteins in animal models.

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

    The Company believes that Transkaryotic Therapy offers several clinical and commercial advantages over conventional treatments and other gene therapies for targeted diseases, including safety, long-term expression, controllability, flexibility, ease of administration, and cost effectiveness.

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

    The system is designed to produce long-term results with a single treatment. In preclinical studies, the Company has produced target proteins at therapeutic levels for the lifetime of the animals, suggesting the possibility of long-term effectiveness in humans. Further, the Company believes that the treatment afforded by Transkaryotic Therapy will be readily reversible so that therapy can be discontinued if no longer required.

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

    Transkaryotic Therapy takes advantage of the patient's natural ability to synthesize therapeutic proteins for extended periods. The potential benefits of Transkaryotic Therapy include improved therapeutic outcome, the elimination of frequent painful injections and patient compliance problems, a reduction of side effects due to overdosing and underdosing of conventional proteins, and significant reductions in cost. Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals, which require frequent administration.

Products in Development

      Investigational Products in Clinical Trials

Product/Protein                      Indication                     Status                Partner
-------------------------------------------------------------------------------------------------------------
Dynepo(TM)/erythropoietin            anemia from kidney disease     MAA submitted         Aventis

Dynepo(TM)/erythropoietin            anemia from cancer             Phase III             Aventis

Replagal(TM)/alpha-galactosidase A   Fabry disease                  BLA/MAA submitted     Sumitomo (Japan)

Iduronate-2-sulfatase                Hunter syndrome                IND submitted         --

Factor VIII gene therapy             hemophilia A                   Phase I               GI (Europe)

      Dynepo(TM) for anemia

      TKT's lead Gene-Activated protein program is Dynepo(TM), a fully human erythropoietin, developed in collaboration with Aventis. Erythropoietin, a circulating protein hormone that stimulates the differentiation of certain progenitor cells in the bone morrow, is normally produced in the kidney when the body requires additional red blood cells.

      In December 1999, Aventis completed Phase III testing of Dynepo of its initial indication, anemia related to chronic renal failure. More than 1,300 patients participated in clinical studies, which supported submissions for marketing approval in the United States and Europe.

      In August 2000, Aventis submitted a BLA to the FDA and a MAA to the EMEA. Aventis is seeking authorization for subcutaneous and intravenous routes of administration for the treatment of anemia in patients with chronic renal failure, including both dialysis and non-dialysis patients, to elevate and maintain red blood cell production.

      In November 2000, the FDA requested that Aventis provide data on additional manufacturing data for Dynepo, based on a change in the Dynepo manufacturing process that increases the scale from 2000 liter to 5000 liter bioreactors. The Company is assisting Aventis in collecting these data and expects that Aventis will submit a new BLA for Dynepo when the data are compiled, which is currently in progress and is expected to take at least six months. The review of Aventis' MAA for Dynepo is ongoing in Europe.

      A Phase III clinical trial assessing Dynepo as a treatment for anemia associated with cancer chemotherapy is ongoing. Upon completion of this study, Aventis will collect the data and, if positive, TKT expects Aventis will file a new BLA in the U.S. .

      In January 2001, the U.S. District Court for the District of Massachusetts concluded in a patent infringement action brought by Amgen against the Company and Aventis that Dynepo and the cells and processes used to make Dynepo infringed eight claims of patents asserted by Amgen. TKT and Aventis have filed an appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. The Company and Aventis are also involved in judicial proceedings involving Dynepo with Kirin-Amgen in the U.K. The trial concluded in March 2001, and a decision is expected in mid-2001. (See Item 3. Legal Proceedings).

      Other Gene-Activated Proteins

      TKT believes that numerous development opportunities exist for Gene-Activated proteins. In addition to erythropoietin, TKT is developing six other Gene-Activated proteins. These programs are in various stages of development.

      In November 2000, TKT reacquired rights to develop and market a second Gene-Activated protein (GA-II) from Aventis. Prior to November 2000, Aventis successfully completed Phase I clinical testing of GA-II. A third Gene-Activated protein (GA-III) is in late preclinical development.

      Replagal(TM) for Fabry disease

      TKT's first target in the Niche Protein product program is Fabry disease. Fabry disease is an inherited lysosomal storage disorder caused by the deficiency of the enzyme alpha-galactosidase A. Patients with Fabry disease show diverse clinical manifestations beginning as early as adolescence. These manifestations include severe pain and cardiovascular and renal complications. The Company believes that there are approximately 5,000 Fabry disease patients worldwide. Current treatment of the disease is limited to the reduction of symptoms. The Company believes that enzyme replacement therapy could result in an improvement in the clinical manifestations of the disease.

      TKT, in collaboration with the National Institutes of Health ("NIH"), completed a 26 patient pivotal Phase II study in patients with Fabry disease in December 1999. The goal of the study was to assess safety and clinical activity of Replagal, TKT's enzyme replacement therapy, particularly its effect on pain and kidney function.

      A second pivotal Phase II study involving 15 patients was conducted at the Royal Free Hospital in London. The goal of the study was to assess safety and clinical activity, particularly to improve cardiac function in patients with Fabry disease.

      In October 2000, TKT reported pivotal Phase II clinical results of Replagal from the NIH study, indicating that the enzyme replacement therapy had broad clinical effects in treating Fabry disease. Patients receiving Replagal had comprehensive clinical and biochemical improvement including a reduction in pain and stabilization or improvement in renal function. Data from the Royal Free Hospital study will be presented at a medical meeting during 2001.

      Data from these two pivotal studies, as well as data from an additional six months of treatment from an open-label maintenance study at the NIH, supported submissions for marketing approval in the United States and Europe.

      In June 2000, the Company filed a BLA seeking marketing authorization of Replagal in the U.S. During 2000, Replagal underwent a priority review at the FDA. In January 2001, the FDA issued a complete review letter which requested additional data and asked for further explanation in several areas.

      In July 2000, the Company submitted a MAA to the EMEA seeking marketing approval of Replagal. The Company announced in March 2001 that the CPMP issued a positive opinion recommending approval of Replagal(TM) in the European Union. The CPMP's recommendation for approval will be forwarded to the EC, which will determine whether to grant marketing authorization of Replagal. The Company expects the EC to make a final decision regarding the approval of Replagal in mid-2001.

      TKT has received orphan drug designation for Replagal in the U.S. As a result, if Replagal is the first product to receive FDA marketing approval for the indication for which it has designation as an orphan drug, the FDA may not approve any other applications to market the same product for the same indication, except in limited circumstances, for a period of seven years.

      The Company also received orphan drug designation in Europe. As a result, if Repalgal is the first product to receive marketing approval for Fabry disease, the European Commission may not approve any other applications to market the same product for the same indication, except in limited circumstances, for a period of ten years.

      The Company believes that Genzyme is seeking marketing authorization in both the U.S. and Europe. Genzyme has also received orphan drug status for its Fabry disease treatment in both the U.S. and Europe. Moreover, the CPMP also issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. If Genzyme's Fabry disease product receives marketing approval in either the U.S. or Europe before TKT, TKT may be excluded from marketing Replagel in the U.S. or Europe, as the case may be, except in limited circumstances.

      The Company is also involved in patent litigation with Genzyme and Mt. Sinai in the U.S. District Court for the District of Delaware regarding whether the manufacture, use, intended sale, and/or intended offer for sale of Replagal infringes a Genzyme and Mt. Sinai patent. The court has scheduled trial in this action to begin in March 2002. (See Item 3. Legal Proceedings.)

      Iduronate-2-Sulfatase for Hunter Syndrome

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

      The Company believes that I2S enzyme replacement therapy could result in an elimination of many of the clinical manifestations associated with Hunter syndrome and an increased life expectancy and quality of life. In December 2000, TKT filed an Investigational New Drug Application ("IND") to commence a Phase I/II clinical trial of I2S in twelve patients with Hunter syndrome. The randomized, placebo-controlled study will assess the safety, pharmacokinetic profile and clinical activity of the enzyme in patients.

      Other Niche Protein Products

      TKT is developing five additional Niche Protein products including treatments for Gaucher disease and Hurler syndrome.

      Factor VIII Gene Therapy for Hemophilia A

      TKT's lead gene therapy program is for the treatment of hemophilia A. Hemophilia A, is caused by a deficiency or defect in protein coagulation Factor
VIII. Patients with the disease experience acute, debilitating, and often life-threatening bleeding episodes. Depending on the severity of the disease, bleeding may occur spontaneously or after minor trauma. Conventional treatment consists of temporarily increasing the patient's Factor VIII levels through infusions of plasma-derived or recombinantly-produced Factor VIII. Factor VIII levels typically rise to therapeutic levels for only two to three days following intravenous administration, then return to the baseline subtherapeutic level, once again placing the patient at risk for a serious bleeding episode. It is estimated that there are approximately 50,000 hemophilia A patients worldwide. In the U.S., an adult suffering from the disease receives Factor VIII protein treatment only during bleeding crises at an average annual cost of approximately $65,000.

      TKT's approach to the treatment of hemophilia A is based on the production and delivery of Factor VIII using its non-viral, ex vivo gene therapy approach called Transkaryotic Therapy(TM). The Company believes that its Factor VIII gene therapy product has the potential to provide a constant supply of therapeutic levels of the missing protein, effectively eliminating the problem of rapid disappearance of the therapeutic protein. The Company has produced clonal populations of human fibroblasts which have been transfected to express Factor VIII in vitro, demonstrated that the protein is properly processed, and achieved protein expression in animals.

      In November 1998, the Company began the first ever clinical trial evaluating a gene therapy treatment for hemophilia A. The Phase I safety study includes 12 patients and is being conducted at the Beth Israel Deaconess Medical Center in Boston, Massachusetts. The trial is expected to take up to three years to complete, which includes a two year follow up period following the treatment phase.

      In December 2000, Phase I results were presented at the 42nd Annual Meeting of the American Society of Hematology. Data from the first six of twelve patients participating in the study demonstrated that non-viral delivery of Factor VIII using patients' genetically modified cells is safe and well-tolerated. Furthermore, four of the first six patients showed clinical benefit, with two patients having no spontaneous bleeds for approximately one year following treatment.

      Research and Development Expenses

      For the years ending December 31, 2000, 1999, and 1998, the Company spent approximately $56.4 million, $44.0 million, and $25.6 million, respectively on research and development activities .

Collaborative Partners

      Aventis Pharma

            TKT entered into a strategic alliance with Aventis in May 1994, focused on the development of Dynepo. TKT has the potential to receive up to $58 million, consisting of license fees, equity investments, milestone payments, and research funding, of which $30 million had been received at December 31, 2000. The remaining payments are contingent upon the achievement of milestones in connection with the commercialization of Dynepo by Aventis. TKT also is entitled to a low double-digit royalty on net sales of Dynepo worldwide.

      Under the original license agreement, Aventis was granted worldwide exclusive rights to make, use, and sell Dynepo, except that TKT has reacquired marketing rights from Aventis for Japan. Aventis is responsible, at its own expense, for development, manufacturing, and marketing activities for the product. The license agreement expires, on a country by country basis, on the later of (i) 10 years after the first commercial sale of the covered product in such country or (ii) the last to expire of the patents licensed under such agreement with respect to such country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by the other party.

      In addition, Aventis has assumed the cost of defense of its patent litigation with Amgen Inc. and Kirin-Amgen, Inc. The Company is required to reimburse Aventis for its share of litigation expenses, as defined, from future royalties, if any, otherwise payable by Aventis as to the sale of Dynepo and in certain other circumstances.

      In March 1995, TKT entered into a second agreement with Aventis focused on the development of GA-II. Under the collaborative agreement, TKT had received $34 million as of December 2000, in the form of license fees, equity investments, milestone payments, and research funding. In November 2000, TKT reacquired rights to develop and market GA-II from Aventis. Prior to November 2000, Aventis completed Phase I clinical testing of GA-II.

      Sumitomo Pharmaceutical Co., Ltd.

      In July 1998, the Company entered into a distribution agreement with Sumitomo to commercialize Replagal in Japan and certain other Asian countries. As of December 31, 2000, TKT has received $3.0 million from Sumitomo for Replagal. Sumitomo will make additional payments to TKT, subject to the achievement of milestones, as the product moves through development and commercialization. Sumitomo is responsible for development and commercialization of Replagal in its territories.

      The distribution agreement expires on a country-by-country basis under specified circumstances, including a material breach of the agreement by the other party.

      Genetics Institute

      In July 1993, TKT entered into a Collaboration and License Agreement with GI relating to a joint development and marketing program for a hemophilia A gene therapy product based on TKT's proprietary non-viral gene therapy technology and GI's patented Factor VIII genes.

      Under the agreement, GI has granted TKT a non-exclusive worldwide license under GI's patents covering truncated versions of the gene encoding Factor VIII for use in certain non-viral gene therapy applications. GI has agreed to pay a portion of the clinical development costs of the product in the U.S., Canada, and the European Community. TKT retained exclusive manufacturing rights throughout the world and exclusive marketing rights to all countries of the world, except those in Europe. Subject to certain conditions, GI received exclusive rights to market the product in Europe.

      The GI agreement terminates upon the expiration date of the last to expire licenses granted pursuant to the agreement.

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

      At December 31, 2000, the Company owned or licensed 25 issued U.S. patents and had 50 pending patent applications in the U.S. to protect its proprietary methods and processes. It also has filed corresponding foreign patent applications for certain of these U.S. patent applications. The issued U.S. patents and patent applications relate to the gene activation platform in general, DNA sequences required for gene activation, cells modified by gene activation to produce Gene-Activated proteins, corresponding gene activation methods, the Transkaryotic Therapy platform in general, the Niche Protein product platform in general, methods of propagating and transfecting cells, methods for obtaining expression of therapeutic proteins and homologous recombination in cells, and cells modified by the preceding methods. The U.S. patents owned or licensed by TKT expire at various dates ranging from 2010 to 2017.

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

      Gene Activation Technology Patents

      For many currently-marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified. As such, it was generally not possible to obtain a broad composition of matter patent for many of the currently marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods (including methods of producing proteins using this approach) led to issued patents in many cases. TKT continues to believe that, notwithstanding the Amgen cases, by completely avoiding the use of isolated and purified DNA sequences encoding proteins of commercial interest, the Company's technology does not infringe claims based on isolated and purified DNA sequences encoding such proteins. Furthermore, the Company intends to avoid the use of technologies (such as specific protein purification procedures) that are the subject of patents that are not limited to protein products manufactured using conventional genetic engineering techniques.

      Dynepo(TM) Patent Litigation

      In January 2001, the U.S. District Court for the District of Massachusetts concluded in a patent infringement action brought by Amgen against the Company and Aventis that Dynepo and the cells and processes used to make Dynepo infringed eight claims of patents held by Amgen. TKT and Aventis have filed an appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. The Company and Aventis are also involved in judicial proceedings with Kirin-Amgen in the U.K. involving Dynepo. The trial concluded in March 2001 and a decision is expected in mid-2001. (See Item 3. Legal Proceedings).

      Replagal(TM) Patent Litigation

      The Company is involved in patent litigation with Genzyme and Mt. Sinai in the U.S. District Court for the District of Delaware regarding whether the manufacture, use, intended sale, and/or intended offer for sale of Replagal infringes a Genzyme and Mt. Sinai patent. The Court has scheduled trial in this action to begin in March 2002. (See Item 3. Legal Proceedings).

      Gene Therapy Patent Interference

      In January 1996, the U.S. Patent and Trademark Office ("PTO") declared an interference regarding an issued patent with broad claims to ex vivo gene therapy involving TKT, Genetic Therapy, Inc., a wholly owned subsidiary of Novartis AG, Syntex, a wholly-owned subsidiary of Roche Holdings, Inc., and Cell Genesys, Inc. (See Item 3. Legal Proceedings).

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

      Licensing

      The Company has entered into several royalty-bearing licensing agreements under which it has acquired certain worldwide rights to use proprietary genes and related technology in its non-viral gene therapy products. In particular, the Company has a non-exclusive license for certain non-viral gene therapy applications from GI with respect to GI's patented Factor VIII genes and a non-exclusive sublicense for non-viral gene therapy applications from British Technology Group plc ("BTG") with respect to BTG's patented Factor IX gene. In addition, the Company has an exclusive license to certain pending and issued patents from Women's and Children's Hospital, North Adelaide, Australia related to certain mucopolysaccharidoses (MPS), including Hurler and Scheie syndrome (MPS I), Hunter syndrome (MPS II), and Sanfilippo syndrome (MPS III), TKT's rights under these gene licenses and sublicenses are for the term of the last-to-expire patent included in the licensed patent rights.

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

      Gene-Activated(TM) Proteins

      In its Gene-Activated protein program, TKT is developing potentially improved versions of proteins that are currently-marketed and proteins that have no currently-marketed counterparts. For instance, in the case of Dynepo, erythropoietin is marketed by Amgen and Johnson & Johnson ("J&J") in the U.S.;
F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH) and J&J (Janssen-Cilag) in Europe; and by Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and Kirin in Japan.

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

      Niche Protein(TM) Products

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

      Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Orphan drug status generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases . The Company believes that many of the potential products in its Niche Protein product platform will qualify as orphan drugs and intends to pursue orphan drug designations, where appropriate. If a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the same product for the same indication may not generally be approved for marketing, except in limited circumstances, for a period of seven to ten years.

      The Company believes that Genzyme is seeking marketing authorization in the U.S. and Europe. Genzyme has also received orphan drug status for its Fabry disease treatment in both the U.S. and Europe. In December 2000, Genzyme announced that the FDA had requested clarification of several points and identified additional data it needs concerning Genzyme's BLA. Concurrently with the issuance of its positive opinion on Replagal to the EC, the CPMP issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. If Genzyme receives regulatory approval to market its drug before TKT, TKT may be excluded from marketing Replagal in the U.S. and/or Europe, except in limited circumstances.

      There can be no assurance that other companies will not seek an orphan drug designation and obtain marketing approval for a product competitive with a Niche Protein product before the Company obtains such approval. If another company obtains orphan drug marketing approval and receives seven year marketing exclusivity, the Company would not be permitted to market the same product for the same indication during the exclusivity period, except in limited circumstances.

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

      Under TKT's collaboration with Aventis, Aventis is required to manufacture Dynepo required for clinical trials and commercial sale. TKT expects that in the future it may employ third party contract manufacturers for the production of Gene-Activated proteins for clinical development and commercial sale.

      TKT has entered into contract manufacturing arrangements with third parties for the production of Replagal. TKT expects that it will also rely on contract manufacturers to produce Replagal for commercial sale.

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

      The steps required before a product may be approved for marketing in the U.S. generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must be approved before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA, (v) FDA review of the BLA, and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP. The Company or the FDA may suspend the approval process at any time on various grounds including a finding that subjects or patients are exposed to an unacceptable health risk. There can be no assurance that the completion of any stage of the approval process will result in FDA authorization to market the Company's products.

      Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA holder. For example, BLA holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, or BLA holder, including withdrawal of the product from the market. Also, new federal, state or local government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

Employees

      As of December 31, 2000, the Company had 322 full-time employees, including 254 in research and development and 55 in general and administrative functions. Thirteen of these employees are based in Europe as part of a European subsidiary.

Trademarks

      Gene-Activated(R) and the TKT(R) logo are registered trademarks of Transkaryotic Therapies, Inc. GA-EPO(TM), Niche Protein(TM), Replagal(TM), and Transkaryotic Therapy(TM), are trademarks of Transkaryotic Therapies, Inc. Dynepo(TM) is a trademark of Aventis Pharma.

ITEM 2.  PROPERTIES

      As of December 31, 2000, the Company leased a total of approximately 124,000 square feet of laboratory and office space in buildings located in Cambridge, Massachusetts. These facilities include pilot facilities for gene therapy and protein product manufacturing.

      In August 2000, TKT signed a lease to rent approximately 180,000 square feet of new laboratory and office space in Cambridge, Massachusetts, which will serve as the Company's new corporate headquarters. TKT is expected to take occupancy of its new headquarters in 2002.

      In January 2001, the Company purchased a 45,000 square foot facility and leased 44,000 square feet of adjacent space in Randolph, Massachusetts. This facility will serve as laboratory and product development space.

      The Company believes that its current facilities together with the new building will be adequate to accommodate its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

      Dynepo(TM) Patent Litigation

      In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the U.S. District Court for the District of Massachusetts. Amgen's Complaint, as subsequently amended, sought a declaratory judgment that the Company's Dynepo(TM) product, and the cells and processes used to make Dynepo, infringe and will infringe, Amgen's U.S. Patent Nos. 5,547,933, 5,618,698, 5,621,080, 5,756,349 and 5,955,422. A
non-jury trial commenced in May 2000 and concluded in September 2000.

       In January 2001, the Court ruled that the Company infringed eight claims of three patents. In particular, the Court ruled that the asserted claims of U.S. Patent No. 5,547,933 are not infringed (and, if this finding is in error, that the asserted claims are invalid), that the asserted claims of U.S. Patent 5,618,698 are not infringed, that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 are valid, enforceable and infringed under the doctrine of equivalents; that Claims 1,

3, 4 and 6 of U.S. Patent No. 5,756,349 are valid, enforceable and literally infringed, but that Claim 7 of the '349 patent is not infringed, and that Claim 1 of U.S. Patent No. 5,955,422 is valid, enforceable and literally infringed. Amgen did not seek and was not awarded monetary damages.

      In January 2001, TKT and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case. The Company believes it has strong grounds for appeal. Amgen filed a Notice of Cross-Appeal in February 2001 with the U.S. Court of Appeals for the Federal Circuit.

      In addition, in July 1999, Aventis and the Company commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company's activities related to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. The trial commenced in January 2001 and concluded in March 2001. The Company expects a decision in mid-2001.

      Pursuant to an Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation. The Company will reimburse Aventis for the Company's share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

      Replagal(TM) Patent Litigation

      In July 2000, Genzyme and Mount Sinai filed a patent infringement suit against the Company in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of the Company's Replagal(TM) product infringes U.S. Patent No. 5,356,804. Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages. Discovery proceedings commenced in February 2001, and the Court has scheduled trial in this action to begin in March 2002.

      In September 2000, the Company filed suit against Genzyme and Mount Sinai in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that Genzyme's U.S. Patent No. 5,356,804 is invalid and not infringed TKT. TKT expects the case to be transferred to the U.S. District Court for the District of Delaware as part of the Delaware action.

      Gene Therapy Patent Interference

      TKT requested, and the U.S. Patent and Trademark Office ("PTO") declared in January 1996, an interference regarding an issued patent with broad claims to ex vivo gene therapy. The participants in the interference are TKT, Genetic Therapy, Inc., which is a wholly-owned subsidiary of Novartis AG, Syntex (U.S.A.), which is a wholly-owned subsidiary of Roche Holdings, Inc., and Cell Genesys, Inc.

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

      If TKT does not prevail, a March 1997 Federal Trade Commission (the "FTC") consent order may be relevant to TKT. The FTC entered this consent order to resolve anti-competitive concerns raised by the merger of Ciba-Geigy Limited and Sandoz Limited into Novartis AG. As part of the consent order, the constituent entities of Novartis are required to provide all gene therapy researchers and developers with nonexclusive, royalty-bearing licenses to the Novartis patent that is involved in the interference. In addition, the Company has entered into an agreement with Cell Genesys under which the Company would be permitted to market its non-viral gene therapy products pursuant to a license agreement if Cell Genesys wins the interference. Thus, the Company believes that it will only be materially adversely affected if Syntex prevails in this proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers

      The executive officers of the Company are as follows:

Name                           Age   Position held with the Company
----                           ---   ------------------------------
Richard F Selden, M.D., Ph.D.  42    President and Chief Executive Officer
Michael J. Astrue              44    Senior Vice President, Administration and
                                     General Counsel
Daniel E. Geffken              44    Senior Vice President, Finance and Chief
                                     Financial Officer
William H. Pursley             47    Senior Vice President, Commercial
                                     Operations
Douglas A. Treco, Ph.D.        43    Senior Vice President, Research and
                                     Development

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

      Michael J. Astrue has served as Senior Vice President, Administration and General Counsel since May 2000. From 1993 to 1999, he served as Vice President, Secretary and General Counsel of Biogen, Inc., a biotechnology company. Mr. Astrue holds a B.A. in Philosophy and English from Yale University and a J.D. from Harvard Law School.

      Daniel E. Geffken has served as Senior Vice President, Finance and Chief Financial Officer of the Company since December 2000 and, from February 1997 to December 2000, he served as Vice President, Finance and Chief Financial Officer. From June 1993 to February 1997, Mr. Geffken was

Vice President and Chief Financial Officer of CytoTherapeutics, Inc., a biotechnology company. He received a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from the Harvard Business School.

      William H. Pursley has served as Senior Vice President, Commercial Operations since April 1999. From April 1995 to April 1999, Mr. Pursley was Senior Vice President, Commercial Development at BioTechnology General Corporation, a BioTechnology company. He received a B.A. in Biology from the University of Louisville.

      Douglas A. Treco, Ph.D. has directed research at the Company since its inception in 1988. Since February 1997, he has served as the Senior Vice President, Research and Development and, from June 1993 to February 1997, he served as Vice President, Director of Research and Development. He received a B.S. in Biology and Chemistry from the University of Delaware and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York, Stony Brook.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      The Company's Common Stock commenced trading on October 17, 1996 on The Nasdaq Stock Market under the symbol "TKTX." As of March 1, 2001, there were 155 holders of record of the Company's Common Stock.

      The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on The Nasdaq Stock Market.

                                                      High          Low

2000
Quarter Ended:
  December 31.......................................  $ 46 5/8      $  30 7/8
  September 30......................................    48             25 3/16
  June 30...........................................    52             24 7/16
  March 31..........................................    85 3/8         32 9/16

1999
Quarter Ended:
  December 31.......................................  $ 53 3/8      $  34 1/4
  September 30......................................    51 3/8         31 3/8
  June 30...........................................    34 3/8         25 15/16
  March 31..........................................    37 7/8         23 3/8

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying cash dividends under its term loan facility with Fleet National Bank.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data of the Company for the five years ended December 31, 2000 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

------------------------------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA                                             Year ended December 31,
------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    2000        1999        1998        1997        1996
License and research revenues                             $7,247      $3,870      $5,325      $5,788      $4,225
Research and development expenses                         56,440      43,946      25,617      18,111      14,019
Net income (loss)                                        (51,021)    (44,456)    (19,965)    (12,871)    (11,972)
Basic net income (loss) per share (pro forma in 1996)     $(2.25)     $(2.25)     $(1.05)     $(0.74)     $(0.98)

Shares used to compute basic net income (loss) per
  share (pro forma in 1996)                               22,675      19,763      19,052      17,394      12,262
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA                                                           December 31,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                              2000        1999        1998        1997        1996
Cash and marketable securities                          $245,456    $192,495    $110,155    $129,554     $86,255
Total assets                                             272,393     215,291     117,962     134,948      90,998
Total stockholders' equity                               247,857     195,782     113,646     131,749      89,644

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since its inception in 1988, the Company has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated(R) proteins, Niche Protein(TM) products and gene therapy. As of December 31, 2000, no revenue has been derived from the sale of any products. The Company expects that its research and development expenditures will increase substantially in future years as product development efforts accelerate. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 2000, the Company's accumulated deficit was $165,429,000. As a result, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations.

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

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

      License and research revenues totaled $7,247,000, $3,870,000 and $5,325,000 for the years ended December 31, 2000, 1999 and 1998, respectively. All revenues were earned from collaborative agreements with Aventis Pharma ("Aventis"), Genetics Institute, Inc. and Sumitomo Pharmaceuticals Co., Ltd.

      Research and development expenses totaled $56,440,000 in 2000, as compared to $43,946,000 in 1999 and $25,617,000 in 1998. The increase in 2000 of
$12,494,000, or 28%, and in 1999 of $18,329,000, or 72%, was principally due to increases in external development services and research and development staffing in each of the Company's product development platforms. In particular, preclinical and clinical costs for the Company's Fabry disease, Hunter syndrome and hemophilia A programs, as well as manufacturing costs associated with the Fabry disease program, were significant components of the increase in 2000. During 2001, the costs related to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded.

      General and administrative expenses were $15,755,000 for the year ended December 31, 2000, compared with $10,035,000 and $6,409,000 in 1999 and 1998, respectively. The increases in 2000 of $5,720,000, or 57%, and in 1999 of $3,626,000, or 57%, were principally due to costs in building a business development and commercialization infrastructure, particularly sales and marketing capabilities related to the commercialization of products in the Company's Niche Protein product platform in both the U.S. and Europe. During 2001, these costs are expected to increase as pre-launch activities related to its Niche Protein product platform accelerate.

      Interest income was $13,927,000, $5,655,000 and $6,736,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The average cash and marketable securities balances were $222,712,000, $108,673,000 and $120,779,000 in 2000, 1999 and 1998, respectively. The increase in interest income in 2000 is due to both higher average investment balances for 2000 as compared to 1999 and higher rates of return earned in 2000. The decrease in interest income in 1999 is due to both lower average investment balances and generally lower rates of return earned in 1999.

      The Company had a net loss of $51,021,000, $44,456,000 and $19,965,000 in
2000, 1999 and 1998, respectively.

Liquidity and Sources of Capital

      Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements and interest income.

      The Company had unrestricted cash, cash equivalents and marketable securities totaling $245,456,000 at December 31, 2000. Cash equivalents and marketable securities are invested in U.S. government and agency obligations and money market funds.

      In June 2000, the Company completed a private placement of 10,000 shares of Series A Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $99,797,000.

      In November 1999, the Company completed a private placement of 3,300,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $124,576,000.

      The Company leased additional facilities in the fourth quarter of 1998 which are used for research and development. In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to the leased space. The loan became payable in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.5%, at the Company's election. The weighted average interest rate of the loan at December 31, 2000 was 8%. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and prohibitions on the payment of dividends. At December 31, 2000, $12,000,000 was outstanding under this facility.

      In August 2000, the Company entered into a ten year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts. The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit. An investment with a value of $7,819,000 collateralizes the letter of credit. The Company expects to spend up to an additional $25,000,000 for leasehold improvements for this facility.

      In January 2001, the Company purchased a 45,000 square foot development facility for $8,800,000. In addition, it leased an adjoining 44,000 square foot facility under the terms of a ten year lease. The Company expects to spend up to an additional $10,000,000 for leasehold improvements for these facilities.

      The Company may seek financing for all or a significant portion of the cost of the leasehold improvements described above. There can be no guarantee that financing will be available on favorable terms, if at all.

      At December 31, 2000, the Company had committed to pay approximately $28,560,000 to third parties for certain product development activities through 2004.

      In May 1994, the Company and Aventis entered into an agreement to commercialize Dynepo(TM), a Gene-Activated erythropoeitin product. Under the terms of the agreement, Aventis is obligated to pay the Company a total of $58,000,000 upon completion of all milestones and objectives set forth in the agreement. As of December 31, 2000, the Company had received $30,000,000. The remaining $28,000,000 in payments are contingent upon Aventis' achievement of certain Dynepo clinical development milestones. Aventis is responsible for the worldwide development, manufacturing and marketing of Dynepo, and the Company is entitled to receive a royalty based on net sales.

      In March 1995, the Company entered into a second agreement with Aventis to commercialize a second Gene-Activated protein, GA-II. In December 2000, TKT reacquired worldwide commercial rights to GA-II. The GA-II development program has concluded Phase

I studies, and the Company may fund the remaining development cost itself. This cost could be significant.

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $144,264,000, which expire at various times through 2020. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

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

            The Company has been engaged in litigation with Amgen Inc. and Kirin-Amgen, Inc. with respect to the development of Dynepo and with Genzyme Corporation with respect to the development of Replagal. Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

Forward-Looking Statements

      Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "should," "could," "will," "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These include, without limitation, the following: (1) whether any of the Company's Gene-Activated protein, Niche Protein or gene therapy product candidates will advance in the clinical trial process, (2) whether such clinical trials will proceed in a timely manner, (3) whether the clinical trial results will warrant continued product development, (4) whether the required regulatory filings, such as Investigational New Drug applications and Biologics License Applications, are made in a timely manner, (5) whether the Company's products will receive approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies, (6) if such products receive approval, whether they will be successfully distributed and marketed, (7) whether patent litigation in which the Company is involved or may become involved are resolved in a manner adverse to the Company; (8) the effects of competitive products on the Company's proposed products, (9) the Company's dependence on third parties, including collaborators, manufacturers and distributors, and (10) the other risks set forth below the caption, "Certain Factors That May Affect Future Results." In addition, any forward-looking statements represent the Company's estimates only as of the date this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Certain Factors That May Affect Future Results

      The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2000 and presented elsewhere by management from time to time.

      WE ARE A PARTY TO LITIGATION WITH AMGEN AND KIRIN-AMGEN INVOLVING
DYNEPO(TM)

      In April 1997, Amgen commenced a patent infringement action against the Company and Hoechst Marion Roussel, Inc. (now Aventis Pharma) in the United States District Court for the District of Massachusetts. Amgen's complaint, as subsequently amended, sought a declaratory judgment that our Dynepo(TM) product, and the cells and processes used to make Dynepo, infringe, and will infringe, Amgen's U.S. Patent Nos. 5,547,933, 5,618,698, 5,621,080, 5,756,349 and
5,955,422.

      A non-jury trial commenced in May 2000 and concluded in September 2000. In January 2001, the Court ruled that we do not infringe the asserted claims of U.S. Patent No. 5,547,933 (and, if this finding is in error, that the asserted claims are invalid), that we do not infringe the asserted claims of U.S. Patent 5,618,698, that Claims 2, 3 and 4 of United States Patent No. 5,621,080 are valid, enforceable and are infringed by us under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of United States Patent No. 5,756,349 are valid, enforceable and literally infringed by us, but that we do not infringe Claim 7 of the '349 patent, and that Claim 1 of U.S. Patent No. 5,955,422 is valid, enforceable and literally infringed by us. Amgen did not seek and was not awarded monetary damages.

      In January 2001, we filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit from the Judgment of the District Court in this case. We believe that we have strong grounds for appeal. Amgen filed a Notice of Cross-Appeal in February 2001.

      In addition, in July 1999, together with Aventis, we commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc., seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. The trial commenced in January 2001 and concluded in March 2001. We expect a decision from the Court in mid-2001.

      Pursuant to an Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation. We will reimburse Aventis for the Company's share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

      We can provide no assurance as to the outcome of either of these proceedings. Court decisions adverse to us could have a material adverse effect on our business, financial condition, and results of operations. In particular, with respect to the Amgen litigation, if the District Court decision is not reversed on appeal, it is likely that we and Aventis would be enjoined from making, using, or selling Dynepo in the U.S. Additionally, Dynepo may be the subject of additional litigation in the future.

      WE ARE A PARTY TO LITIGATION WITH GENZYME AND MOUNT SINAI INVOLVING REPLAGAL(TM)

      We are a defendant in a civil patent infringement lawsuit brought by Genzyme and Mt. Sinai in the U.S. District Court for the District of Delaware. Genzyme's complaint, which was filed in July 2000, alleges that the manufacture, use, intended sale, and/or intended offer for sale of our Replagal(TM) product infringes U.S. Patent No. 5,356,804. Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages. Discovery proceedings commenced in February 2001 and the Court has scheduled trial in this action to begin in March 2002.

      In September 2000, we filed suit against Genzyme and Mt. Sinai in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that Genzyme's U.S. Patent No. 5,356,804 is invalid and not infringed us. We expect the case to be transferred to the U.S. District Court for the District of Delaware.

      We can provide no assurance as to the outcome of this litigation. A court decision adverse to us could have a material adverse effect on our business, financial condition, and results of operations.

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

      There can be no assurance that submission of an Investigational New Drug Application will result in FDA authorization to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Once trials are complete and an application has been submitted, the FDAmay deny a BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process requires substantial time, effort, and financial resources. We can provide no assurance that any approval will be granted on a timely basis, if at all.

      In 2000, the FDA requested that additional data be provided regarding manufacturing information and that a new BLA for Dynepo be submitted when the data is compiled. In 2001, the FDA issued a complete review letter regarding the Replagal BLA, which requested further explanation in several areas and additional data.

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

      Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, /or the imposition of criminal penalties against the manufacturer or the BLA holder.

      We will also be subject to a variety of foreign regulations governing clinical trials and the sale of its products. Whether or not we have obtained FDA approval, the comparable regulatory authorities of foreign countries must also approve a product prior to the commencement of marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

      We announced in March 2001 that the CPMP issued a positive opinion recommending approval of Replagal(TM). The CPMP's recommendation for approval will be forwarded to the EC, which will determine whether to grant marketing authorization of Replagal in the European Union. The CPMP also issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. There can be no assurance that the EC will approve the marketing authorization for Replagal.

      COMPETITORS' PRODUCTS MAY RECEIVE ORPHAN DRUG EXCLUSIVITY AND THEREBY PRECLUDE US FROM MARKETING OUR NICHE PROTEIN-TM- PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN ORPHAN DRUG EXCLUSIVITY FOR OUR NICHE PROTEIN PRODUCTS

      Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as `orphan drugs'. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., other applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of seven to ten years. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to our success in this area. We may not be able to obtain orphan drug designation or exclusivity for any of our potential products or be able to maintain such designation or exclusivity for any of these products. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not apply to our product.

      Our competitors may also seek orphan drug designations and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval. We believe that Genzyme is seeking marketing authorization in both the U.S. and Europe for a protein product for the treatment of Fabry disease for which it has orphan drug designation. In December 2000, Genzyme announced that the FDA requested clarification of several points and identified additional data it needs concerning Genzyme's BLA. Concurrently with the issuance of its positive opinion on Replagal to the EC, the CPMP issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. We cannot predict whether Genzyme may in the future be able to prevent the marketing of Replagal through an orphan drug statute.

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

      We may be unable to develop technologies and products that are more clinically efficacious or cost-effective than products developed by our competitors. Even if we obtain marketing approval for our product candidates, many of our competitors have more extensive and established sales, marketing, and distribution capabilities than we do. Litigation with third parties, including our litigation with both Amgen and Genzyme, could delay our time to market for certain products and enable our competitors to more quickly and effectively penetrate certain markets.

      Under our Gene-Activated protein program, we are developing fully human versions of proteins that are currently-marketed. For instance, in the case of Dynepo, erythropoietin is marketed by Amgen and Johnson & Johnson in the U.S.;
F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH) and Johnson & Johnson (Janssen-Cilag) in Europe; and Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and Kirin in Japan.

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

      We believe that the primary competition with respect to our Niche
Protein product program is from biotechnology and smaller pharmaceutical companies. In particular, we believe that our major competition with respect to Fabry disease and Gaucher disease is Genzyme. We believe that Genzyme is seeking marketing authorization in both the U.S. and Europe. Genzyme has received orphan drug status for its Fabry disease treatment in both the U.S.
and Europe. Moreover, concurrently with the issuance of its positive opinion on Replagal to the EC, the CPMP issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. In addition, Genzyme has marketed a product for the treatment of Gaucher disease since 1991.
Genzyme owns or controls issued patents related to the production of protein products to treat Fabry disease and Gaucher disease. The markets for some of our potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able successfully to commercialize our products.

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

      We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell Dynepo; Sumitomo to develop and commercialize Replagal for Fabry disease in Japan and other Asian countries; and GI to develop and commercialize Factor VIII gene therapy for hemophilia A in Europe. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

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

      WE HAVE NOT BEEN PROFITABLE AND MAY REQUIRE ADDITIONAL FUNDING

      We have experienced significant operating losses since our inception in 1988. At, December 31, 2000, we had an accumulated deficit of approximately $165.4 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase until then as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not received revenues from the sale of products.

      We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

   - continued progress in our research and development programs, as well as the magnitude of these programs;
   -  the scope and results of our clinical trials;
   -  the time and costs involved in obtaining regulatory approvals;
   -  the cost of manufacturing activities;
   -  the cost of commercialization activities;
   -  the cost of our additional facilities requirements;
   -  our ability to establish and maintain collaborative arrangements;
   - the timing, receipt, and amount of milestone and other payments from collaborators;
   - the timing, receipt, and amount of sales and royalties from our potential products in the market;
   - the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies;
   -  the results of such litigation; and
   - the cost of obtaining and maintaining licenses to use patented technologies.

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

      WE HAVE LIMITED MANUFACTURING CAPABILITIES AND MAY DEPEND ON THIRD PARTY MANUFACTURERS

      We have limited manufacturing experience and in order to continue to develop products, apply for regulatory approvals, and, ultimately, commercialize any products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

      We expect to manufacture certain of our products in our own manufacturing facilities. We will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

      We currently rely upon third parties to produce material for preclinical testing and clinical trial purposes. We expect to continue to do so in the future. We also expect to rely upon third parties for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. There are a limited number of such third party manufacturers capable of manufacturing for us. As a result, we may experience difficulty in obtaining adequate capacity for our future needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them. To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.

      IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS

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

      We and our collaborators may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

      WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND CAPABILITIES

      We have limited sales and marketing experience and capabilities. In order to market our products, we will need to develop this experience and these capabilities or rely upon third parties, such as our collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force.

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

      Proposals have been considered periodically by the Health Care Financing Administration of the United States Department of Health and Human Services to reduce the reimbursement rate with respect to erythropoietin. Adoption by the Health Care Financing Administration of any such proposal might have an adverse effect on the pricing of Dynepo.

      In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. We believe that further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners, and market our products.

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

      WE MAY BE SUBJECT TO ADDITIONAL LITIGATION RELATING TO OUR INTELLECTUAL PROPERTY RIGHTS

      The biotechnology industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings in the future beyond the patent issues described under "--We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo(TM)", "We are a party to litigation with Genzyme involving Replagal" and "--We are involved and may become involved in patent litigation or other intellectual property proceedings relating to our Transkaryotic Therapy(TM) technology which could result in liability for damages or stop our development and commercialization efforts."

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

      We may not hold proprietary rights to certain product patents, process patents, and use patents related to our products or their methods of manufacture. In some cases, these patents may be owned or controlled by third parties. As a result, we may be required to obtain licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, we may not be able to market these products.

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

      WE MAY LOSE IMPORTANT LICENSE RIGHTS IN SOME CIRCUMSTANCES

      We are a party to a number of patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license.

      WE ARE INVOLVED AND MAY BECOME INVOLVED IN PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS RELATED TO OUR TRANSKARYOTIC THERAPY -TM-TECHNOLOGY WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

      We are a party to a proceeding before the U.S. Patent and Trademark Office to determine the patentability of our Gene Therapy technology. The participants in the interference are TKT, Genetic Therapy, Inc., which is a wholly-owned subsidiary of Novartis AG, Syntex (U.S.A.), which is a wholly-owned subsidiary of Roche Holdings, Inc., and Cell Genesys, Inc. This proceeding will determine which of the parties first developed this technology. If the technology is patentable, the party that first developed the technology will be awarded the U.S. patent rights.

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

      SOME GENE THERAPY CLINICAL TRIALS HAVE BEEN SUSPENDED AND REGULATORY AUTHORITIES ARE REVIEWING THE NEED FOR INCREASED REGULATION OF GENE THERAPY CLINICAL TRIALS

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

      We announced in March 2001 that the CPMP issued a positive opinion recommending approval of Replagal(TM). The CPMP's recommendation for approval will be forwarded to the EC, which will determine whether to grant marketing authorization of Replagal. If the EC approves the marketing authorization for Replagal, we and our subsidiaries will be subject to on-going regulatory requirements. There can be no assurance that we or our subsidiaries will be able to comply with all applicable requirements.

      If we fail to comply with applicable regulatory requirements with respect to any of our products, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

      Report of Independent Auditors

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP

Boston, Massachusetts
February 6, 2001

                          TRANSKARYOTIC THERAPIES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         ----------------------

ASSETS
Current assets:
  Cash and cash equivalents                              $  49,445    $ 151,202
  Marketable securities                                    196,011       41,293
  Prepaid expenses and other current assets                  1,842        2,054
                                                         ---------    ---------
Total current assets                                       247,298      194,549
Property and equipment, net                                 23,597       20,384
Other assets                                                 1,498          358
                                                         ---------    ---------
Total assets                                             $ 272,393    $ 215,291
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   3,986    $   2,000
  Accrued expenses                                           8,550        4,009
  Current maturities of long-term debt                       2,500        2,000
                                                         ---------    ---------
Total current liabilities                                   15,036        8,009

Long-term debt, less current maturities                      9,500       11,500

Stockholders' equity:
  Series A convertible preferred stock, $.01 par
    value, 10 shares authorized; 10 shares
    issued and outstanding at December 31, 2000
    and no shares issued and outstanding at
    December 31, 1999                                            1           --
  Series B preferred stock, $.01 par
    value, 1,000 shares authorized;
    no shares issued and outstanding at
    December 31, 2000 and 1999                                  --           --
  Common stock, $.01 par value; 100,000 shares
    authorized, 22,700 and 22,592 shares issued
    and outstanding at December 31, 2000 and 1999,
    respectively                                               227          226
  Additional paid-in capital                               413,242      311,817
  Accumulated deficit                                     (165,429)    (114,408)
  Deferred compensation                                       (860)      (1,645)
  Accumulated other comprehensive income (loss)                676         (208)
                                                         ---------    ---------
Total stockholders' equity                                 247,857      195,782
                                                         ---------    ---------
Total liabilities and stockholders' equity               $ 272,393    $ 215,291
                                                         =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             2000          1999          1998
                                           ------------------------------------

License and research
  revenues                                 $  7,247      $  3,870      $  5,325

Operating expenses:
  Research and development                   56,440        43,946        25,617
  General and administrative                 15,755        10,035         6,409
                                           --------      --------      --------
                                             72,195        53,981        32,026
                                           --------      --------      --------
Loss from operations                        (64,948)      (50,111)      (26,701)
Interest income                              13,927         5,655         6,736
                                           --------      --------      --------

Net loss                                   $(51,021)     $(44,456)     $(19,965)
                                           ========      ========      ========

Basic and diluted net loss
  per share                                $  (2.25)     $  (2.25)     $  (1.05)
                                           ========      ========      ========

Shares used in computing basic
  and diluted net loss per share             22,675        19,763        19,052
                                           ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        CONVERTIBLE
(in thousands)                                        PREFERRED STOCK           COMMON STOCK
                                                   ---------------------   ----------------------
                                                    SHARES      AMOUNTS     SHARES       AMOUNT
                                                   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1997                              --          --      18,929         $189

Issuances of common stock                                 --          --         201            2
Compensation expense related to equity issuances          --          --          --           --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                 --          --          (4)          --
Unrealized loss on marketable securities                  --          --          --           --
Net loss                                                  --          --          --           --
Comprehensive loss                                        --          --          --           --
                                                   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1998                              --          --      19,126          191

Issuances of common stock, net                            --          --       3,466           35
Deferred compensation related to stock options
  granted                                                 --          --          --           --
Compensation expense related to equity issuances          --          --          --           --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                 --          --          --           --
Unrealized loss on marketable securities                  --          --          --           --
Net loss                                                  --          --          --           --
Comprehensive loss                                        --          --          --           --
                                                   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1999                              --          --      22,592          226

Issuance of convertible preferred stock, net              10          $1          --           --
Issuances of common stock                                 --          --         108            1
Compensation expense related to equity issuances          --          --          --           --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                 --          --          --           --
Unrealized gain on marketable securities                  --          --          --           --
Foreign currency translation adjustment                   --          --          --           --
Net loss                                                  --          --          --           --
Comprehensive loss                                        --          --          --           --
                                                   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2000                              10          $1      22,700         $227
                                                   =========   =========   =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                                                        ADDITIONAL
(in thousands)                                            PAID-IN     ACCUMULATED
                                                          CAPITAL       DEFICIT
                                                        ----------    -----------

BALANCE AT DECEMBER 31, 1997                              $185,451       $(49,987)

Issuances of common stock                                      808             --
Compensation expense related to equity issuances                --             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                     (192)            --
Unrealized loss on marketable securities                        --             --
Net loss                                                        --        (19,965)
Comprehensive loss                                              --             --
                                                         ---------      ---------
BALANCE AT DECEMBER 31, 1998                               186,067        (69,952)

Issuances of common stock, net                             125,715             --
Deferred compensation related to stock options
  granted                                                      208             --
Compensation expense related to equity issuances                67             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                     (240)            --
Unrealized loss on marketable securities                        --             --
Net loss                                                        --        (44,456)
Comprehensive loss                                              --             --
                                                         ---------      ---------
BALANCE AT DECEMBER 31, 1999                               311,817       (114,408)

Issuance of convertible preferred stock, net                99,796             --
Issuances of common stock                                    1,672             --
Compensation expense related to equity issuances                --             --
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                      (43)            --
Unrealized gain on marketable securities                        --             --
Foreign currency translation adjustment                         --             --
Net loss                                                        --        (51,021)
Comprehensive loss                                              --             --
                                                         ---------      ---------
BALANCE AT DECEMBER 31, 2000                              $413,242      $(165,429)
                                                         =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                                                                       ACCUMULATED
                                                                          OTHER            TOTAL
(in thousands)                                         DEFERRED       COMPREHENSIVE    STOCKHOLDERS'
                                                     COMPENSATION     INCOME (LOSS)       EQUITY
                                                     ------------     -------------    -------------

BALANCE AT DECEMBER 31, 1997                           $  (3,940)       $      36        $ 131,749

Issuances of common stock                                     --               --              810
Compensation expense related to equity issuances           1,116               --            1,116
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                    192               --               --
Unrealized loss on marketable securities                      --              (64)             (64)
Net loss                                                      --               --          (19,965)
                                                                                         ---------
Comprehensive loss                                            --               --          (20,029)
                                                       ---------        ---------        ---------
BALANCE AT DECEMBER 31, 1998                              (2,632)             (28)         113,646

Issuances of common stock, net                                --               --          125,750
Deferred compensation related to stock options
  granted                                                   (208)              --               --
Compensation expense related to equity issuances             955               --            1,022
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                    240               --               --
Unrealized loss on marketable securities                      --             (180)            (180)
Net loss                                                      --               --          (44,456)
                                                                                         ---------
Comprehensive loss                                            --               --          (44,636)
                                                       ---------        ---------        ---------
BALANCE AT DECEMBER 31, 1999                              (1,645)            (208)         195,782

Issuance of convertible preferred stock, net                  --               --           99,797
Issuance of common stock                                      --               --            1,673
Compensation expense related to equity issuances             742               --              742
Reversal of deferred compensation related to
  forfeited restricted stock and stock options
  granted                                                     43               --               --
Unrealized gain on marketable securities                      --              776              776
Foreign currency translation adjustment                       --              108              108
Net loss                                                      --               --          (51,021)
                                                                                         ---------
Comprehensive loss                                            --               --          (50,137)
                                                       ---------        ---------        ---------
BALANCE AT DECEMBER 31, 2000                           $    (860)       $     676        $ 247,857
                                                       =========        =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                           YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    2000          1999           1998
                                                                 ---------      ---------      ---------
OPERATING ACTIVITIES:
Net loss                                                         $ (51,021)     $ (44,456)     $ (19,965)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                    2,411          1,983          2,056
    Compensation expense related to equity
      issuances                                                        742          1,022          1,116
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid  expenses and
      other current assets                                             212            280         (1,783)
    Increase (decrease) in accounts payable                          1,986            544           (200)
    Increase in accrued expenses                                     4,592          1,149          1,317
                                                                 ---------      ---------      ---------
Net cash used for operating activities                             (41,078)       (39,478)       (17,459)
                                                                 ---------      ---------      ---------

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities        127,656        110,640        134,491
Purchases of marketable securities                                (281,598)       (73,718)      (107,318)
Purchases of property and equipment                                 (5,624)       (17,227)        (2,660)
Increase in other assets                                            (1,140)           (25)           (26)
                                                                 ---------      ---------      ---------
Net cash provided by (used for) investing activities              (160,706)        19,670         24,487
                                                                 ---------      ---------      ---------

FINANCING ACTIVITIES:
Issuance of convertible preferred stock, net                        99,797             --             --
Issuances of common stock                                            1,673        125,750            810
Proceeds from long-term debt financing                                  --         14,000             --
Principal payments of long-term debt                                (1,500)          (500)            --
                                                                 ---------      ---------      ---------
Net cash provided by financing activities                           99,970        139,250            810
Effect of exchange rate changes on cash and cash equivalents            57             --             --
                                                                 ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents              (101,757)       119,442          7,838
Cash and cash equivalents at January 1                             151,202         31,760         23,922
                                                                 ---------      ---------      ---------
Cash and cash equivalents at December 31                         $  49,445      $ 151,202      $  31,760
                                                                 =========      =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                          TRANSKARYOTIC THERAPIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Transkaryotic Therapies, Inc. ("TKT" or "the Company") is a biopharmaceutical company engaged in the development and commercialization of products based on its three proprietary development platforms: Gene-Activated(R) proteins, Niche Protein(TM) products and gene therapy.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). The foreign currency translation component of accumulated other comprehensive income amounted to $108,000 at December 31, 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

Cash equivalents include funds held in investments with original maturities of three months or less at the time of purchase. Marketable securities consist of U.S. government and agency obligations. The fair values of marketable securities are based on quoted market prices.

The Company determines the classification of cash equivalents and marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Unrealized gains of $568,000 were included in accumulated other comprehensive income at December 31, 2000.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter.

                          TRANSKARYOTIC THERAPIES, INC.

STOCK-BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

LICENSE AND RESEARCH REVENUES

The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB 101) in the fourth quarter of 2000.

The Company derives its license and research revenue primarily from license fees and the achievement of certain milestones under collaborative agreements. Revenue from license fees is recorded once all significant obligations under the collaborative agreements have been fulfilled by the Company. Milestones are recorded when the Company has successfully completed the substantive performance objectives and obligations related to the milestone.

There was no effect on the financial statements as a result of implementing SAB 101.

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

NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 since common equivalent shares from convertible preferred stock, stock options and warrants have been excluded as their effect is antidilutive.

                          TRANSKARYOTIC THERAPIES, INC.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments and for hedging activities.

Currently, the Company does not hold derivative instruments and has not entered into any hedging arrangements. The Company does not hedge its foreign currency exposures. Thus, the Company anticipates that the adoption of FAS 133 will not have a material impact on the Company's financial position or results of operations.

3.  FINANCIAL INSTRUMENTS

The following is a summary of available-for-sale securities:

                                           GROSS        GROSS        ESTIMATED
                                        UNREALIZED    UNREALIZED       FAIR
(in thousands)               COST          GAINS        LOSSES         VALUE
                            -----       ----------   -----------    -----------

December 31, 2000          $211,352      $   574       $    (6)       $211,920
                           ========      =======       =======        ========

December 31, 1999          $170,456      $    83       $  (291)       $170,248
                           ========      =======       =======        ========

These securities are classified in the accompanying balance sheets as follows:

                                                 December 31,
(in thousands)                            ---------------------------
                                            2000               1999
                                          --------           --------
Cash equivalents                          $ 15,909           $128,955
Marketable securities                      196,011             41,293
                                          --------           --------

                                          $211,920           $170,248
                                          ========           ========

Maturities of marketable securities held at December 31, 2000 are as follows:

Less than one year                                  $185,839
One through two years                                 10,172
                                                    --------

                                                    $196,011
                                                    ========

                          TRANSKARYOTIC THERAPIES, INC.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


 (in thousands)                                              DECEMBER 31,
                                                      -------------------------
                                                        2000              1999
                                                      -------           -------

 Leasehold improvements                               $ 8,017           $ 7,823
 Laboratory equipment                                   7,533             6,009
 Office furniture and equipment                         4,883             3,816
 Construction in process                               17,075            14,236
                                                      -------           -------
                                                       37,508            31,884
 Less accumulated depreciation and amortization        13,911            11,500
                                                      -------           -------
                                                      $23,597           $20,384
                                                      =======           =======

Depreciation and amortization expense on property and equipment was $2,411,000, $1,983,000 and $2,025,000 in 2000, 1999 and 1998, respectively.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)                                 DECEMBER 31,
                                            -----------------
                                             2000       1999
                                            ------     ------

External development services               $4,106     $1,491
Salaries and benefits                        2,337      1,140
Professional fees                              801        538
Other                                        1,306        840
                                            ------     ------
                                            $8,550     $4,009
                                            ======     ======

6.  LONG-TERM DEBT

At December 31, 2000, the Company had $12,000,000 outstanding under an unsecured term loan facility that was used to finance capital equipment and leasehold improvements. Loan repayments began in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining outstanding amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50%, at the Company's election. The weighted average interest rate of the loan was 8.0% as of December 31, 2000. The note contains certain restrictive covenants including, among other things, minimum cash and tangible net asset requirements and a prohibition on the payment of dividends.

For the years ended December 31, 2000 and 1999, capitalized interest, in connection with construction in process, was $1,042,000 and $410,000, of which $836,000 and $352,000 was paid, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

(in thousands)

         2001              $ 2,500
         2002                2,000
         2003                2,000
         2004                5,500
                           -------

                           $12,000
                           =======

                          TRANSKARYOTIC THERAPIES, INC.

7.  LETTERS OF CREDIT

As of December 31, 2000, the Company had outstanding letters of credit primarily related to lease obligations, totaling $7,450,000. Marketable securities totaling $8,516,000 are restricted and serve as collateral for the letters of credit.

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 10,000,000 shares of Preferred Stock authorized, of which 10,000 shares have been designated for Series A Convertible Preferred Stock and 1,000,000 shares have been designated for Series B Junior Participating Preferred Stock.

SERIES A CONVERTIBLE PREFERRED STOCK

In June 2000, the Company completed a private placement of 10,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), resulting in net proceeds of $99,797,000. The Series A Preferred Stock converts, at the option of the holder, into approximately 3,571,000 shares of the Company's Common Stock based on a conversion price of $28.00 per share, subject to adjustment under specified terms and conditions. Such common shares have been reserved for conversion. The Company, at its option, may redeem all, but not less than all, of the shares of the Series A Preferred Stock, at any time after December 15, 2000, at a price of $10,000 per share, plus dividends thereon declared but unpaid, provided certain specified criteria are met. The holders are entitled to dividends when and as declared by the Board of Directors on the shares of Common Stock. In the event of any liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to and in preference to the holders of Common Stock, $10,000 per share, subject to adjustments, plus any dividends thereon declared but unpaid. Each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock is then convertible.

SHAREHOLDER RIGHTS PLAN

In December 2000, the Company adopted a shareholder rights plan. The plan is intended to ensure that TKT shareholders realize the full value of their investment and to provide fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire TKT.

Under the plan, a dividend of one Preferred Stock purchase right was declared for each share of Common Stock held of record as of the close of business on December 26, 2000. One million shares of Preferred Stock have been designated as Series B Junior Participating Preferred Stock ("the Series B Preferred Stock") and are reserved for issuance in connection with the shareholder rights plan. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock. Initially the rights are not exercisable and will automatically trade with the underlying shares of Common Stock. The rights will not become exercisable unless a person acquires, or commences a tender offer to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Stock, subject to certain limited exceptions. If the rights become exercisable, each right would initially entitle shareholders of TKT, other than the acquiring person, to purchase 1/1,000th of a share of Series B Preferred Stock at an initial exercise price of $289. If a person acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock, subject to certain limited exceptions, each right, other than those owned by the acquiring person, would entitle its holder to purchase shares of the Company's Common Stock having a market value of two times the exercise price of the right. The rights may be redeemed by the Board in certain circumstances and will expire in December 2010 unless extended.

STOCK COMPENSATION PLANS

The Company has adopted several stock compensation plans, which provide for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 2000, approximately 4,079,000 shares of Common Stock have been reserved for issuance under the plans. Options generally vest ratably over periods ranging from two to six years and are exercisable for ten years from the date of grant.

                          TRANSKARYOTIC THERAPIES, INC.

Stock option activity under the plans is as follows:

(in thousands, except share prices)

                                                         2000                        1999                         1998
                                              ------------------------------------------------------------------------------------
                                                              Weighted                     Weighted                    Weighted
                                                              Average                      Average                     Average
                                                              Exercise                     Exercise                    Exercise
                                                 Shares        Price          Shares        Price          Shares       Price
                                              ------------------------------------------------------------------------------------

Outstanding at January 1                           2,214       $23.57          1,370         $12.99          976       $  5.76
   Granted                                         1,285        35.65          1,179          33.56          507         25.91
   Exercised                                        (108)       15.57           (167)          7.04          (51)         1.28
   Cancelled                                        (142)       32.78           (168)         23.10          (62)        11.98
                                                   -----                       -----                       -----

Outstanding at December 31                         3,249        28.21          2,214          23.57        1,370         12.99
                                                   =====                       =====                       =====

Options exercisable at December 31                   905       $21.51            515         $16.96          395        $13.95
                                                   =====                       =====                       =====

Weighted average fair value per share of
   options granted during the year                             $27.10                        $20.72                     $15.63

The exercise price and life information for significant option groups outstanding at December 31, 2000 is as follows:

(in thousands, except share prices)

                                                                          EXERCISABLE
                                                                  ----------------------------
                                WEIGHTED
                                 AVERAGE            WEIGHTED
  RANGE OF     NUMBER OF        REMAINING           AVERAGE                        WEIGHTED
  EXERCISE      OPTIONS         CONTRACTUAL         EXERCISE      NUMBER OF        AVERAGE
   PRICES     OUTSTANDING       LIFE (Yrs.)          PRICE         OPTIONS     EXERCISE PRICE
---------     -----------      ------------        ---------      --------     --------------
     $.01         466              4.95              $0.01           279             $0.01
$16.75-25.12      452              7.69             $21.60           120            $20.97
$26.19-37.56    1,494              8.56             $31.32           382            $31.34
$37.75-55.19      817              9.39             $41.19           123            $40.20
$67.88-84.25       20              9.20             $72.91             1            $68.96
                -----                                                ---
                3,249                                                905
                =====                                                ===

Pursuant to the requirements of SFAS No. 123, the following are the pro forma net loss and net loss per share amounts for 2000, 1999 and 1998, as if stock-based compensation had been determined based on the fair value at the grant date for grants in 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123:

(in thousands, except per share amounts)

                               2000                             1999                          1998
                   --------------------------       --------------------------     -------------------------
                   AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA      AS REPORTED    PRO FORMA
                   -----------      ---------       -----------      ---------      -----------    ---------
Net loss            $(51,021)       $(68,399)       $(44,456)        $(52,193)      $(19,965)     $(23,774)

Basic and diluted
  Net loss per
  share             $  (2.25)       $  (3.02)       $  (2.25)        $  (2.64)      $  (1.05)     $  (1.25)

                          TRANSKARYOTIC THERAPIES, INC.

The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:

                                 2000                1999              1998
                                -------            -------           --------
Expected life (years)           2.5-7.5             1.5-7.5            2.5-7.5
Interest rate                  4.8-5.2%           5.2%-6.7%           4.5-4.8%
Expected volatility                0.95                0.70               0.70

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects on 2000, 1999 and 1998 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only four years, three years and two years, respectively, of option grants.

9.  LICENSE AND RESEARCH AGREEMENTS

The Company entered into license agreements with Aventis Pharma ("Aventis"), formerly Hoechst Marion Roussel, Inc., whereby Aventis was granted exclusive worldwide rights to make, use and sell two therapeutic products produced under patent rights and technologies owned by the Company. In December 2000, the Company re-acquired worldwide commercial rights to the second product, GA-II. As of December 31, 2000, the Company has received $64,000,000 from the sale of stock, nonrefundable licensing fees, milestone payments related to the successful completion of certain development milestones, and contract research fundings, pursuant to the agreements with Aventis. As part of the remaining agreement, Aventis will make additional payments of up to $28,000,000 upon achievement of certain development milestones and pay royalties based on net sales of the product.

For the years ended December 31, 2000, 1999 and 1998, license and research revenues earned from Aventis totaled $3,500,000, $3,531,000 and $3,325,000, respectively. At December 31, 2000, Aventis owned 2,187,000 shares of the Company's Common Stock.

For the years ended December 31, 2000 and 1999, license and research revenues from Sumitomo Pharmaceutical Co., Ltd. totaled $1,051,000 and $339,000, respectively. In 2000, the Company also received license and research revenue from Genetics Institute, Inc. in the amount of $2,696,000.

The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.

10.  EMPLOYEE RETIREMENT PLANS

The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation. Employer contributions vest ratably over five years; the related expense was $471,000, $310,000 and $231,000 in 2000, 1999 and 1998, respectively.

In 2000, the Company established a non-qualified deferred compensation plan, which permits certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis. The amount of compensation deferred, the Company match, and earnings on deferrals included in accrued expenses at December 31, 2000, the benefit is $347,000.

                          TRANSKARYOTIC THERAPIES, INC.

11.  INCOME TAXES

At December 31, 2000, the Company had unused net operating loss carryforwards of $144,264,000 and research and development tax credits of $27,109,000, which expire through 2020. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Significant components of the Company's deferred tax assets are as follows:

(in thousands)                                        December 31
                                                 ---------------------
                                                 2000           1999
                                                 ------        -------

Deferred tax assets:
  Net operating loss carryforwards               $57,705       $ 40,115
  Research and development tax credits            27,109         15,575
  Depreciation and amortization                    1,789          1,625
  Other                                              386            225
                                                 -------        -------
Total deferred tax assets                         86,989         57,540
Valuation allowance                              (86,989)       (57,540)
                                                 -------        -------
Net deferred tax assets                          $    --         $   --
                                                 =======        =======

The valuation allowance increased by $29,449,000 during 2000 primarily due to the increase in net operating loss carryforwards and tax credits.

The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to the loss before provision for income taxes, and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit.

12.  COMMITMENTS AND CONTINGENCIES

In April 1997, Amgen Inc. commenced a patent infringement action against the Company and Aventis in the U.S. District Court of Massachusetts. Amgen's Complaint, as subsequently amended, sought a declaratory judgment that the Company's Dynepo product, and the cells and processes used to make Dynepo, infringe or will infringe five of Amgen's U.S. patents. In January 2001, the District Court ruled that eight claims of three of the patents were valid, enforceable and infringed. Amgen did not request and was not awarded monetary damages.

In February 2001, the Company and Aventis filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit from the judgment of the District Court. The Company and Aventis believe that they have substantial grounds for appeal. Amgen filed a Notice of Cross Appeal in February 2001 with the U.S. Court of Appeals for the Federal Circuit.

In addition, in July 1999, the Company commenced legal proceedings in the U.K. against Kirin-Amgen, Inc., seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by TKT's activities related to Dynepo and that numerous claims of Kirin-Amgen's U.K. patent are invalid. The trial concluded in February 2001, and a decision is expected in 2001.

Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the cost of defense of the Amgen and Kirin-Amgen litigation. The Company will reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

                          TRANSKARYOTIC THERAPIES, INC.

In July 2000, Genzyme Corporation ("Genzyme") and Mt. Sinai School of Medicine of New York University ("Mt. Sinai") brought suit against TKT in the U.S. District Court of Delaware alleging that certain of TKT's activities relating to the Company's ReplagalTM product infringe or will infringe one or more claims of a U.S. patent held by them. Genzyme and Mt. Sinai's complaint requested that the District Court award Genzyme and Mt. Sinai monetary damages and injunctive relief. The trial is scheduled to begin in March 2002.

The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company would have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company leases its facilities under operating leases that expire through 2011, subject to renewal provisions. Future annual minimum payments under such commitments are as follows:

YEAR ENDED

(in thousands)

  2001               $ 4,145
  2002                 9,781
  2003                 9,415
  2004                 7,646
  2005                 7,638
  Thereafter          47,750
                     -------
                     $86,375
                     =======

Rent expense was $2,537,000, $1,962,000 and $1,316,000, in 2000, 1999 and 1998,
respectively.

At December 31, 2000, the Company had committed to pay approximately $28,560,000 to third parties for certain product development activities through 2004. The Company has the right to terminate this agreement upon six months written notice.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

                                          First        Second         Third        Fourth         Total
                                         Quarter       Quarter       Quarter       Quarter         Year
2000                                     --------      --------      --------      --------      --------
License and research revenues            $     --      $  1,514      $  5,357      $    376      $  7,247
Total expenses                             15,721        16,655        17,096        22,723        72,195
Net loss                                 $(13,099)     $(12,220)     $ (7,506)     $(18,196)     $(51,021)
Basic and Diluted net loss per share     $  (0.58)     $  (0.54)     $  (0.33)     $  (0.80)     $  (2.25)

1999
License and research revenues            $    721      $     --      $    649      $  2,500      $  3,870
Total expenses                             11,522        13,710        14,589        14,160        53,981
Net loss                                 $ (9,458)     $(12,517)     $(12,870)     $ (9,611)     $(44,456)
Basic and Diluted net loss per share     $  (0.49)     $  (0.65)     $  (0.67)     $  (0.45)     $  (2.25)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 14, 2001 (the "Proxy Statement") under the caption "Proposal 1 - Election of Directors" and is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents filed as a part of this Form 10-K:

            1. Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statement of Stockholders' Equity for years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

      (b)   Reports on Form 8-K:

            Report on Form 8-K filed November 22, 2000, announcing that the United States Food and Drug Administration requested additional data regarding Dynepo.

            Report on Form 8-K filed December 12, 2000, announcing that the Company had reacquired GA-II from Aventis Pharma.

            Report on Form 8-K filed December 14, 2000, announcing the filing of a Registration Statement on Form S-3 and the adoption of a shareholders rights plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSKARYOTIC THERAPIES, INC.


                                          By: /s/ Richard F Selden
                                              --------------------
                                          Richard F Selden
                                          President and Chief Executive Officer
Date:  April 2, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


        Signature                            Title                      Date
        ---------                            -----                      ----
  /s/ Richard F Selden          President, Chief Executive Officer      April 2, 2001
----------------------------    and Director (Principal Executive
Richard F Selden                Officer)

 /s/ Daniel E. Geffken          Senior Vice President, Finance and      April 2, 2001
----------------------------    Chief Financial Officer
Daniel E. Geffken               (Principal Accounting and
                                Financial Officer)

/s/ Rodman W. Moorhead, III     Chairman of the Board of Directors      April 2, 2001
----------------------------
Rodman W. Moorhead, III

/s/ Jonathan S. Leff            Director                                April 2, 2001
----------------------------
Jonathan S. Leff

/s/ William R. Miller           Director                                April 2, 2001
----------------------------
William R. Miller

/s/ Walter Gilbert              Director                                April 2, 2001
----------------------------
Walter Gilbert

/s/ James E. Thomas             Director                                April 2, 2001
----------------------------
James E. Thomas

/s/ Wayne P. Yetter             Director                                April 2, 2001
----------------------------
Wayne P. Yetter


                                  Exhibit Index

Exhibit No.           Description
-----------           -----------

3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated June 15, 2000. (2)

3.3 Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated June 9, 2000. (2)

3.4 Certificate of Designation of Series B Junior Participating Preferred Stock of the Registrant, dated December 13, 2000. (3)

3.5                   Amended and Restated By-Laws of the Registrant. (4)

3.6                   Amendment No. 1 to Amended and Restated By-Laws. (2)

3.7                   Amendment No.  2 to Amended and Restated By-Laws. (3)

4.1 Rights Agreement dated December 13, 2000, between Registrant and Equiserve Trust Company, N.A. (5)

10.1 Amended and Restated Registration Rights Agreement, dated November 3, 1993 and amended on May 13, 1994, March 1, 1995, October 26, 1995, July 10, 1996 and August 7, 1996,
                      by and among certain holders of the Registrant's Preferred Stock named therein and the Registrant. (6)

10.2 Lease Agreement, dated January 1, 1994, for office space at 195 Albany Street, Cambridge, Massachusetts, by and between the Trust under the Will of Harry F. Stimpson and the Registrant. (6)

10.3 Sublease Agreement, dated April 7, 1992, for office space located at 185 Albany Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (6)

10.4                  1993 Non-Employee Directors' Stock Option Plan. (6) (7)

10.5                  1993 Long-Term Incentive Plan. (7) (8)

10.6 Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure. (6)

10.7                  Form of Letter Agreement re: Restricted Stock. (6)

10.8                  Form of Scientific Advisor Agreement. (6)

10.9 Employment Agreement, dated June 19, 1991, by and between Dr. Richard F Selden and the Registrant. (6) (7)

10.10 Employment Agreement, dated July 26, 1991, by and between Dr. Douglas A. Treco and the Registrant. (6) (7)

10.11 Agreement, dated September 1, 1991, by and between Mr. William R. Miller and the Registrant. (6) (7)

10.12                 Agreement, dated July 30, 1993, by and between E.M.
                      Warburg, Pincus & Co. and the Registrant. (6) (7)

10.13 Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Genetics Institute, Inc. and the Registrant. (5) (9)

10.14 Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis S.A. and the Registrant.
                      (6) (9)

10.15 Fifth Amendment to Registration Rights Agreement, dated October 1, 1996, by and among certain holders of the Registrant's Preferred Stock named therein and the Registrant. (6)

10.16 Employment Agreement, dated February 20, 1997, by and between Mr. Daniel E. Geffken and the Registrant.
                      (7) (10)

10.17 Form of Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant's directed public offering of common stock in 1997 and the Registrant. (11)

10.18 Employment Agreement, dated April 12, 1999, by and between Mr. William H. Pursley and the Registrant.
                      (7) (12)

10.19 Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant's private placement of common stock in November 1999 and the Registrant. (13)

10.20 Agreement, dated November 15, 1999, by and between Mr. Wayne P. Yetter and the Registrant. (7) (13)

10.21 Employment agreement, dated February 4, 2000, by and between Dr. Joseph G. Habarta and the Registrant.
                      (7) (14)

10.22 Registration Rights Agreement, dated June 9, 2000, by and between certain holders of Series A Convertible Preferred Stock and the Registrant. (15)

10.23                 Agreement, dated April 20, 2000, by and between Dr.
                      Walter Gilbert and the Registrant. (7)  (15)

10.24                 Agreement, dated June 16, 2000, by and between Mr.
                      James E. Thomas and the Registrant. (7) (15)

10.25 Employment Agreement, dated May 18, 2000, by and between Mr. Michael J. Astrue and the Registrant. (7)
                      (15)

10.26 Lease Agreement, dated August 4, 2000, for new corporate headquarters and research and development space at 28 Osborn Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (16)

10.27 Purchase and Sale and Assignment Agreement, dated November 28, 2000, by and between Serono, Inc. and the Registrant. (3)

10.28 First Amendment to Purchase and Sale and Assignment Agreement, dated February 8, 2001, by and between Serono, Inc. and the Registrant. (3)

10.29 Lease Agreement, dated February 2001, by and between Trinet Property Partners, L.P and the Registrant. (3)

10.30 Reimbursement Agreement, dated May 18, 2000, by and between Mr. William H. Pursley and the Registrant. (3)

10.31                 2001 Non-Officer Employee Stock Incentive Plan. (3)

10.32                 2000 Nonqualified Deferred Compensation Plan. (3)

21.1                  Subsidiaries of the Registrant.

23.1                  Consent of Ernst & Young LLP.

25.1 Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Senior Indenture will be incorporated herein by reference from a subsequent filing in accordance with
                      Section 305(b)(2) of the Trust Indenture Act of 1939. (17)

25.2 State of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Subordinated Indenture will be incorporated herein by reference from a subsequent filing in accordance with
                      Section 305 (b)(2) of the Trust Indenture Act of 1939.
                      (17)

FOOTNOTES

1. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

2. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3. Filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2000.

4. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

5. Filed as an exhibit to the Company's Report on Form 8-K filed with the SEC on December 14, 2000 and incorporated herein by reference

6. Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-10845) and incorporated herein by reference.

7. Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

8. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

9.    Confidential treatment granted as to certain portions.

10. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

11. Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-31957) and incorporated herein by reference.

12. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

13. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

14. Filed as an exhibit to the Company's Quarterly Report on From 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

15. Filed as an exhibit to the Company's Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

16. Filed as an exhibit to the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

17. Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the SEC on December 13, 2000 (File No. 333-51772) and incorporated herein by reference.