Form 10-Q
period 2001-03-31
TRANSKARYOTIC THERAPIES INC
filed 2001-05-14
CIK 885259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001


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

                                        Yes      |X|          No       |_|


         At April 30, 2001, there were 22,760,191 shares of Common Stock, $.01 par value, outstanding.

                                            Transkaryotic Therapies, Inc.




                                      INDEX

                                                                                                        PAGE NUMBER
                                                                                                        -----------
PART  I.          FINANCIAL INFORMATION

Item  1.          Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2000                                                            3

                  Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000                                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2001 and 2000                                                            5

                  Notes to Condensed Consolidated Financial Statements                                        6 - 8

Item  2.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      9 - 24

PART  II.         OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         25 - 26

Item 6.           Exhibits and Reports on Form 8-K                                                               26


SIGNATURES                                                                                                       27

Part 1- Item 1- Condensed Consolidated Financial Statements

                                    Transkaryotic Therapies, Inc.
                                 Condensed Consolidated Balance Sheets
                                              (unaudited)

(in thousands, except par values)                                                  March 31,            December 31,
                                                                                      2001                  2000
                                                                               -------------------   -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $  45,665             $  49,445
   Marketable securities                                                                  175,043               196,011
   Prepaid expenses and other current assets                                                2,527                 1,842
                                                                               -------------------   -------------------
      Total current assets                                                                223,235               247,298
Property and equipment, net                                                                32,797                23,597
Other assets                                                                                1,524                 1,498
                                                                               -------------------   -------------------
Total assets                                                                            $ 257,556             $ 272,393
                                                                               ===================   ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $   3,071             $   3,986
   Accrued expenses                                                                         8,530                 8,550
   Current maturities of long-term debt                                                     2,000                 2,500
                                                                               -------------------   -------------------
      Total current liabilities                                                            13,601                15,036

Long-term debt, less current maturities                                                     9,000                 9,500

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value, 10 shares authorized;
      10 shares issued and outstanding at March 31, 2001 and December 31, 2000,
      respectively                                                                              1                     1

   Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at March 31, 2001 and December 31, 2000,
      respectively                                                                              -                     -

   Common stock, $.01 par value; 100,000 shares authorized; 22,753 and 22,700 shares issued and outstanding at March 31, 2001 and December 31, 2000,
      respectively                                                                            228                   227

   Additional paid-in capital                                                             413,288               413,242
   Accumulated deficit                                                                   (179,461)             (165,429)
   Deferred compensation                                                                     (668)                 (860)
   Accumulated other comprehensive income                                                   1,567                   676
                                                                               -------------------   -------------------
      Total stockholders' equity                                                          234,955               247,857
                                                                               -------------------   -------------------
Total liabilities and stockholders' equity                                              $ 257,556             $ 272,393
                                                                               ===================   ===================

      See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                                    Transkaryotic Therapies, Inc.
                            Condensed Consolidated Statements of Operations
                                           (unaudited)

(in thousands, except per share amounts)                       Three Months Ended
                                                                    March 31,
                                                            2001                  2000
                                                       ----------------     -----------------
License and research revenues                                 $  1,218              $      -
Operating expenses:
   Research and development                                     16,506                12,684
   Selling, general and administrative                           4,959                 3,037
                                                       ----------------     -----------------
                                                                21,465                15,721
                                                       ----------------     -----------------
Loss from operations                                           (20,247)              (15,721)
Other income (expense):
  Gain on sale of investment                                     2,785                     -
  Interest income, net                                           3,430                 2,622
                                                       ----------------     -----------------
                                                                 6,215                 2,622
                                                       ----------------     -----------------
Net loss                                                      $(14,032)             $(13,099)
                                                       ================     =================
Basic and diluted net loss per share                          $  (0.62)             $  (0.58)
                                                       ================     =================
Shares used to compute basic and diluted
   net loss per share                                           22,718                22,630
                                                       ================     =================

      See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1- Item 1- Condensed Consolidated Financial Statements

                                    Transkaryotic Therapies, Inc.
                             Condensed Consolidated Statements of Cash Flows
                                            (unaudited)

(in thousands)                                                                        Three Months Ended
                                                                                           March 31,
                                                                                    2001               2000
                                                                               ---------------    ----------------
OPERATING ACTIVITIES:
Net loss                                                                            $(14,032)           $(13,099)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                                                    1,340                 556
      Compensation expense related to
         equity issuances                                                                180                 193
Changes in operating assets and liabilities                                           (1,568)               (248)
                                                                               ---------------    ----------------
Net cash used for operating activities                                               (14,080)            (12,598)
                                                                               ---------------    ----------------
INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities                           50,320              11,984
Purchases of marketable securities                                                   (28,401)            (70,802)
Purchases of property and equipment                                                  (10,540)               (895)
Changes in other assets                                                                  (26)                 79
                                                                               ---------------    ----------------
Net cash provided by (used for) investing activities                                  11,353             (59,634)
                                                                               ---------------    ----------------
FINANCING ACTIVITIES:
Issuance of common stock                                                                  58               1,316
Repayment of long-term debt                                                           (1,000)               (500)
                                                                               ---------------    ----------------
Net cash provided by (used for) financing activities                                    (942)                816
Effect of exchange rate changes on cash and cash equivalents                            (111)                  -
                                                                               ---------------    ----------------
Net decrease in cash and cash equivalents                                             (3,780)            (71,416)
Cash and cash equivalents at January 1                                                49,445             151,202
                                                                               ---------------    ----------------
Cash and cash equivalents at March 31                                               $ 45,665            $ 79,786
                                                                               ===============    ================

      See accompanying Notes to Condensed Consolidated Financial Statements.

PART I - Item 1 - Condensed Consolidated Financial Statements


                              Transkaryotic Therapies, Inc.
             Notes to Condensed Consolidated Financial Statements (unaudited)
                                March 31, 2001 and 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         Gene-Activated(R)and the TKT(R)logo are registered trademarks of Transkaryotic Therapies, Inc. Niche Protein(TM), Replagal(TM), and Transkaryotic Therapy(TM), are trademarks of Transkaryotic Therapies, Inc. Dynepo(TM)is a trademark of Aventis Pharmaceuticals, Inc. ("Aventis").

2.       BASIC AND DILUTED NET LOSS PER SHARE

         The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average shares outstanding.

         Basic net loss per share was equivalent to diluted net loss per share for the three months ended March 31, 2001 and 2000 since common equivalent shares from preferred stock and stock options have been excluded as their effect is antidilutive.

3.       COMPREHENSIVE INCOME

         The Company had a total comprehensive loss of $13,141,000 and $13,074,000 for the three months ended March 31, 2001 and 2000, respectively. The items of comprehensive income consist primarily of unrealized gains (losses) on marketable securities.

4.       LEGAL PROCEEDINGS

         The Company cannot provide assurance as to the outcome of any legal proceedings. A decision by a court in the U.S. or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company's business, financial position, and results of operations.

DYNEPO(TM) PATENT LITIGATION

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company and Aventis are involved in a patent infringement action with Amgen, Inc. ("Amgen").

         In January 2001, the U.S. District Court for the District of Massachusetts ruled that the Company infringed eight of eighteen claims asserted by Amgen. In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 are not infringed (and, if this finding is in error, that the asserted claims are invalid); that the asserted claims of U.S. Patent 5,618,698 are not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 are valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 are valid, enforceable and literally infringed, but that Claim 7 of the `349 patent is not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 is valid, enforceable and literally infringed. Amgen did not seek and was not awarded monetary damages.

         In January 2001, TKT and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case. The Company believes it has strong grounds for appeal. Amgen filed a Notice of Cross-Appeal in February 2001 with the U.S. Court of Appeals for the Federal Circuit.

         In addition, in July 1999, Aventis and the Company commenced legal proceedings in the U.K. against Kirin-Amgen, Inc. ("Kirin-Amgen"), seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company's activities related to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. The English High Court of Justice ruled that one of four claims of the patent asserted by Amgen was infringed by the Company and Aventis. The Company believes it has strong grounds for appeal and filed a Notice of Appeal in April 2001.

         Pursuant to an Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation. The Company will reimburse Aventis for the Company's share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

REPLAGAL(TM) PATENT LITIGATION

         In July 2000, Genzyme Corporation ("Genzyme") and Mount Sinai School of Medicine of New York University ("Mt. Sinai") filed a patent infringement suit against the Company in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of the Company's Replagal(TM) product infringes one or more claims of U.S. Patent No. 5,356,804. Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages. Discovery proceedings commenced in February 2001, and the District Court has scheduled trial in this action to begin in March 2002.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments and for hedging activities.

         Currently, the Company does not hold derivative instruments and has not entered into any hedging arrangements. The Company does not hedge its foreign currency exposures. Thus, the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

PART I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Since its inception in 1988, the Company has been primarily engaged in the development and commercialization of products based on the Company's three proprietary development platforms: Gene-Activated(R) proteins, Niche Protein(TM) products and gene therapy. The Company anticipates approval for its Replagal product in Europe in mid-2001. However, as of March 31, 2001, no revenue has been derived from the sale of any products. With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur significant operating losses until substantial product sales are generated. Until substantial product sales are generated, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations. At March 31, 2001, the Company's accumulated deficit was $179,461,000.

         Results of operations may vary significantly from period to period depending on, among other factors, the receipt, if any, and timing of approvals to market the Company's products either in the U.S. or abroad, the progress of the Company's research and development efforts, the receipt, if any, and timing of additional license fees and milestone payments, the timing of certain expenses, and the establishment of additional collaborative research agreements.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         License and research revenues totaled $1,218,000 for the three months ended March 31, 2001. Revenues in the first quarter of 2001 were earned from collaborative agreements with Sumitomo Pharmaceutical Co. Ltd. ("Sumitomo") and Genetics Institute, Inc. There were no revenues for the corresponding period in 2000.

         Research and development expenses totaled $16,506,000 in the first quarter of 2001, as compared to $12,684,000 during the same period in 2000. The increase in 2001 of $3,822,000, or 30%, was principally due to increases in research and development staffing and external development services in each of the Company's product development platforms. During the remainder of 2001, the costs related to both preclinical and clinical programs for the Company's Fabry disease, Hunter syndrome, hemophilia A and other Niche Protein programs are expected to increase significantly as product development activities are initiated or expanded.

         Selling, general and administrative expenses were $4,959,000 in the quarter ended March 31, 2001, compared with $3,037,000 during the same period in 2000. The increase in 2001 of $1,922,000, or 63%, was principally due to costs incurred in preparation for worldwide launch of the Company's Replagal product. During 2001, selling, general and administrative costs are expected to increase significantly as product launch activities related to the Company's Replagal product accelerate.

         During the first quarter of 2001, TKT sold substantially all of its investment in a European biotechnology company resulting in a gain of $2,785,000. In 1996, TKT made a strategic investment of $300,000 in such company.

         Interest income was $3,654,000 and $2,622,000 for the three months ended March 31, 2001 and 2000, respectively. The average cash and marketable securities balances were $233,311,000 and $186,425,000 in 2001 and 2000, respectively. The increase in interest income of $1,032,000 resulted from higher average cash and marketable securities balances, as well as higher rates of return in the first quarter of 2001.

         Interest expense was $224,000 for the three months ended March 31, 2001. For 2000, no interest expense was recognized, as interest expense of $257,000 was capitalized in connection with construction in process.

         The Company had a net loss of $14,032,000 and $13,099,000 for the three months ended March 31, 2001 and 2000, respectively. Basic and diluted net loss per share was $0.62 for the three months ended March 31, 2001, as compared to a basic and diluted net loss per share of $0.58 for the corresponding period in 2000.

LIQUIDITY AND SOURCES OF CAPITAL

         Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements and interest income.

         The Company had cash, cash equivalents and marketable securities totaling $220,708,000 at March 31, 2001, including marketable securities collateralizing letters of credit totaling $8,475,000. Cash equivalents and marketable securities are invested in U.S. government and agency obligations and money market funds.

         In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C., resulting in net proceeds to the Company of $99,797,000.

         In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to leased space. The loan became payable in December 1999 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004. The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company's election. The interest rate of the loan was 6.4% as of March 31, 2001. The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends. At March 31, 2001, $11,000,000 was outstanding under the loan.

         In August 2000, the Company entered into a ten year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts. The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit. An investment with a value of $7,883,000 collateralizes the letter of credit. The Company expects to spend up to an additional $30,000,000 for leasehold improvements.

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

         At March 31, 2001, the Company had committed to pay approximately $25,000,000 to third parties for certain product development activities through 2004.

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

         The Company expects to pursue opportunities to obtain additional financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs, and the extent of its commercial success. There can be no assurance that such funds will be available on favorable terms, if at all.

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

         The Company has been engaged in litigation with Amgen and Kirin-Amgen with respect to the development of Dynepo and with Genzyme and Mt. Sinai with respect to the development of Replagal. Pursuant to the Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigations. The Company is required to reimburse Aventis for the Company's share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "should," "could," "will," "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These include, without limitation, the following: (1) whether any of the Company's Gene-Activated protein, Niche Protein product or gene therapy product candidates will advance in the clinical trial process, (2) whether such clinical trials will proceed in a timely manner, (3) whether the clinical trial results will warrant continued product development, (4) whether the required regulatory filings, such as Investigational New Drug applications and Biologics License Applications, are made in a timely manner,
(5) whether the Company's products will receive approval from the U.S. Food and Drug Administration (the "FDA"), European Agency for the Evaluation of Medicinal Products (the "EMEA") or equivalent foreign regulatory agencies,
(6) if such products receive approval, whether they will be successfully manufactured, distributed and marketed, (7) whether patent litigation or orphan drug issues in which the Company is involved or may become involved are resolved in a manner adverse to the Company, (8) the effects of competitive products on the Company's proposed products, (9) the Company's dependence on third parties, including collaborators, manufacturers and distributors, and (10) the other risks set forth under the caption "Certain Factors That May Affect Future Results" set forth below. In addition, any forward-looking statements represent the Company's estimates only as of the date this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made by the Company from time to time.

         WE MAY NOT OBTAIN GOVERNMENT APPROVALS FOR OUR PRODUCTS; THE APPROVALS PROCESS IS COSTLY AND LENGTHY

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

         We announced in March 2001 that the Committee for Proprietary Medicinal Products (the "CPMP") of the European Agency for the Evaluation of Medicinal Products (the "EMEA") issued a positive opinion recommending approval of Replagal(TM). The CPMP's recommendation for approval will be forwarded to the European Commission (the "EC"), which will determine whether to grant marketing authorization of Replagal in Europe. While the EC generally follows the opinion of the CPMP, there can be no assurance that the EC will approve the marketing authorization for Replagal.

         In 2001, the U.S. Food and Drug Administration (the "FDA") issued a complete review letter regarding our Biologics License Application ("BLA") for Replagal, which requested further explanation in several areas and additional data. We can provide no assurance that any approval will be granted on a timely basis, if at all.

         In 2000, the FDA requested that additional data be provided regarding manufacturing information and that a new BLA for Dynepo(TM) be submitted when the data is compiled. While we and Aventis are working with the FDA to satisfy all of their requests, we can provide no assurance that any approval will be granted on a timely basis, if at all.

         In general, there can be no assurance that submission of materials requesting permission to conduct clinical trials will result in authorization by the FDA, the EMEA or equivalent foreign regulatory agency to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we or a regulatory agency such as the FDA or EMEA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Once trials are complete and an application has been submitted, the FDA or the EMEA may deny a BLA or Marketing Authorization Application ("MAA"), respectively, if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process requires substantial time, effort, and financial resources. We can provide no assurance that any approval will be granted on a timely basis, if at all.

         In addition, we are developing gene therapy products. Because gene therapy is a relatively new technology and products for gene therapy have not been extensively tested in humans, the regulatory requirements governing gene therapy products may be more uncertain than for other types of products. This uncertainty may cause delays in the regulatory process relating to our gene therapy products, including delays in our initiating clinical trials of these products. This uncertainty may also increase the cost of obtaining regulatory approvals of our gene therapy products.

         Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's or EMEA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, or the imposition of criminal penalties against the manufacturer or the BLA or MAA holder.

         We will also be subject to a variety of regulations outside the United States and Europe governing clinical trials and the sale of its products. Whether or not we have obtained FDA or EMEA approval, the comparable regulatory authorities of such foreign countries must also approve a product prior to the commencement of marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or EMEA approval.

         COMPETITORS' PRODUCTS MAY RECEIVE ORPHAN DRUG EXCLUSIVITY AND THEREBY PRECLUDE US FROM MARKETING OUR NICHE PROTEIN(TM) PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN ORPHAN DRUG EXCLUSIVITY FOR OUR NICHE PROTEIN PRODUCTS

        Some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as `orphan drugs'. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., other applications to market the same product for the same indication may not be approved, except in limited circumstances, for a period of seven to ten years. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to our success in this area. We may not be able to obtain orphan drug designation or exclusivity for any of our potential products or be able to maintain such designation or exclusivity for any of these products. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not apply to such competitive product.

         Our competitors may also seek orphan drug designations and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval. Genzyme is seeking marketing authorization in both the U.S. and Europe for a protein product for the treatment of Fabry disease for which it has an orphan drug designation. Concurrently with the issuance of its positive opinion on Replagal to the EC, the CPMP issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. We cannot predict whether Genzyme may in the future be able to prevent the marketing of Replagal through an orphan drug statute in the U.S., Europe or elsewhere.

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

         Proposals have been considered periodically by the Health Care Financing Administration of the U.S. Department of Health and Human Services to reduce the reimbursement rate with respect to erythropoietin. Adoption by the Health Care Financing Administration of any such proposal might have an adverse effect on the pricing of Dynepo.

         In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. We believe that further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners, and market our products.

         If we or our collaborators obtain marketing approvals for our products, we may experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

         WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND CAPABILITIES

         We have limited sales and marketing experience and capabilities. In order to market our products, including Replagal, if approved in Europe, we will need to develop this experience and these capabilities or rely upon third parties, such as our collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force.

         THE MARKET MAY NOT BE RECEPTIVE TO OUR PRODUCTS UPON THEIR
INTRODUCTION

         The commercial success of our products that are approved for marketing by the FDA, the EMEA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective, and safe. It may be difficult for us to achieve market acceptance of our products.

         Other factors that we believe will materially affect market acceptance of our products include: the timing of the receipt of marketing approvals and the countries in which such approvals are obtained; and the safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products.

         WE HAVE LIMITED MANUFACTURING CAPABILITIES AND DEPEND ON THIRD PARTY MANUFACTURERS

         We have limited manufacturing experience and in order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

         We expect to manufacture certain of our products in our own manufacturing facilities. We will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

         We currently rely upon third parties for the production of certain of our products and we expect to continue to do so in the future. There are a limited number of such third party manufacturers capable of manufacturing our protein products. As a result, we may experience difficulty in obtaining adequate capacity for our future needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them. To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.

         OUR SUCCESS IS DEPENDENT UPON THE RETENTION AND HIRING OF KEY
PERSONNEL

         Our success is highly dependent on the retention of principal members of our technical, commercial and administrative staff. Furthermore, our future growth will require hiring a significant number of qualified technical, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business.

         WE ARE A PARTY TO LITIGATION WITH AMGEN AND KIRIN-AMGEN INVOLVING DYNEPO(TM)

         We and Aventis are involved in a patent infringement action with Amgen, Inc. ("Amgen").

         In January 2001, the U.S. District Court for the District of Massachusetts ruled that we and Aventis infringed eight of eighteen claims asserted by Amgen. In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 are not infringed (and, if this finding is in error, that the asserted claims are invalid); that the asserted claims of U.S. Patent 5,618,698 are not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 are valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 are valid, enforceable and literally infringed, but that Claim 7 of the `349 patent is not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 is valid, enforceable and literally infringed. Amgen did not seek and was not awarded monetary damages.

         In January 2001, we and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case. We believe that we have strong grounds for appeal. Amgen filed a Notice of Cross-Appeal in February 2001 with the U.S. Court of Appeals for the Federal Circuit.

         In addition, in July 1999, we and Aventis commenced legal proceedings in the U.K. against Kirin-Amgen, Inc. ("Kirin-Amgen"), seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. The English High Court of Justice ruled that one of four claims of the patent asserted by Amgen was infringed by us and Aventis. We believe that we have strong grounds for appeal and filed a Notice of Appeal in April 2001.

         Pursuant to an Amended and Restated License Agreement, dated March 1995, between Aventis and us, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation. We will reimburse Aventis for our share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

         We can provide no assurance as to the outcome of this litigation. A court decision adverse to us could have a material adverse effect on our business, financial position, and results of operations.

         WE ARE A PARTY TO LITIGATION WITH GENZYME AND MT. SINAI INVOLVING REPLAGAL(TM)

         In July 2000, Genzyme Corporation ("Genzyme") and Mount Sinai School of Medicine of New York University ("Mt. Sinai") filed a patent infringement suit against us in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of our Replagal product infringes one or more claims of U.S. Patent No. 5,356,804. Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages. Discovery proceedings commenced in February 2001, and the District Court has scheduled trial in this action to begin in March 2002.

         We can provide no assurance as to the outcome of this litigation. A court decision adverse to us could have a material adverse effect on our business, financial position, and results of operations.

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

                  We believe that the primary competition with respect to our Niche Protein product program is from biotechnology and smaller pharmaceutical companies. In particular, we believe that our major competition with respect to the treatment of Fabry disease and Gaucher disease is Genzyme. Genzyme is seeking marketing authorization in both the U.S. and Europe for its Fabry disease product, and Genzyme has received orphan drug designation for its Fabry disease treatment in both the U.S. and Europe. Concurrently with the issuance of its positive opinion on Replagal in the EC, the CPMP issued a positive opinion recommending approval of Genzyme's Fabry disease product to the EC. In addition, Genzyme has marketed a product for the treatment of Gaucher disease since 1991. Genzyme owns or controls issued patents related to the production of protein products to treat Fabry disease and Gaucher disease. Other competitors with respect to our Niche Protein product program include BioMarin Pharmaceutical Inc., Novazyme Pharmaceuticals, Inc., Orphan Medical, Inc., Oxford GlycoSciences Plc, Pharming Group, N.V., and Synpac Pharmaceuticals, Ltd. The markets for some of our potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able successfully to commercialize our products.

         Under our Gene-Activated protein program, some of the products we are developing are fully human versions of proteins that are currently-marketed. For instance, in the case of Dynepo, erythropoietin is marketed by Amgen and Johnson & Johnson in the U.S.; F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH) and Johnson & Johnson (Janssen-Cilag) in Europe; and Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and Kirin in Japan.

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

         WE ARE DEPENDENT ON CORPORATE COLLABORATORS TO DEVELOP, CONDUCT CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND, MANUFACTURE, MARKET, AND SELL OUR PRINCIPAL PRODUCTS

         We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell Dynepo; Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") to develop and commercialize Replagal for Fabry disease in Japan and other Asian countries; and Genetics Institute, Inc. ("GI") to develop and commercialize Factor VIII gene therapy for hemophilia A in Europe. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

         Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following: our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborative partners' commitment to the collaboration with us; reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator; our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator's commitment to us.

         WE HAVE NOT BEEN PROFITABLE AND MAY REQUIRE ADDITIONAL FUNDING

         We have experienced significant operating losses since our inception in 1988. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded revenues from the sale of products.

         We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following: continued progress in our research and development programs, as well as the magnitude of these programs; the scope and results of our clinical trials; the time and costs involved in obtaining regulatory approvals; the cost of manufacturing activities; the cost of commercialization activities; the cost of our additional facilities requirements; our ability to establish and maintain collaborative arrangements; the timing, receipt, and amount of milestone and other payments from collaborators; the timing, receipt, and amount of sales and royalties from our potential products in the market; the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies; the results of such litigation; and the cost of obtaining and maintaining licenses to use patented technologies.

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

         IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS

         In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We may not be able to obtain authority from the FDA, the EMEA or other regulatory agencies to commence or complete these clinical trials.

         The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or the FDA or EMEA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

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

         We and our collaborators may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA, the EMEA and other regulatory authorities may not approve any of our potential products for any indication.

         Our business, financial position, or results of operations could be materially adversely affected if: we or our collaborators are unable to complete a clinical trial of one of our potential products; the results of any clinical trial are unfavorable; or the time or cost of completing the trial exceeds our expectations.

         WE MAY BE SUBJECT TO ADDITIONAL LITIGATION RELATING TO OUR INTELLECTUAL PROPERTY RIGHTS

         The biotechnology industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings in the future beyond the patent issues described under "--We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo(TM)", "We are a party to litigation with Genzyme and Mt. Sinai involving Replagal(TM)" and "--We are involved and may become involved in patent litigation or other intellectual property proceedings relating to our Transkaryotic Therapy(TM) technology which could result in liability for damages or stop our development and commercialization efforts."

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

         Due to recent adverse events that have occurred during gene therapy clinical trials, conducted by other biotechnology and pharmaceutical companies and institutions, the Federal government, the FDA, the EMEA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly concerned about the safety of gene therapy clinical trials. As a result, a number of gene therapy clinical trials have been terminated or suspended. In February 2000, Beth Israel placed a temporary moratorium on all gene therapy clinical trials being conducted at its facility, including our clinical trial for hemophilia A, due to national public policy concerns relating to gene therapy trials. There had been no adverse events associated with our trial. Upon review of our hemophilia A clinical trial safety data, Beth Israel resumed our gene therapy clinical trial to treat hemophilia A two weeks after its initial suspension. There can be no assurance that increased concern over gene therapy trials generally will not lead the FDA, the EMEA or other regulatory agencies to impose further regulation on gene therapy clinical trials. If greater regulations are imposed on gene therapy research generally, the delays and costs involved in complying with such greater regulation may impair our ability to complete clinical trials already in progress and to conduct gene therapy clinical trials in the future.

         EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW

         If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing studies. As to products for which we obtain marketing approval, we, the manufacturer of the product if other than us, and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA, the EMEA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, manufacturer, or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

         We announced in March 2001 that the CPMP issued a positive opinion recommending approval of Replagal. The CPMP's recommendation for approval will be forwarded to the EC, which will determine whether to grant marketing authorization of Replagal. If the EC approves the marketing authorization for Replagal, we and our subsidiaries will be subject to ongoing regulatory requirements. There can be no assurance that we or our subsidiaries will be able to comply with all applicable requirements.

         If we fail to comply with applicable regulatory requirements with respect to any of our products, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

         WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE

         Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of human therapeutic products. Although we have clinical trial liability insurance, we do not currently have any product liability insurance. We may not be able to obtain or maintain such insurance on acceptable terms or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

PART II - Other Information

Item 1.  Legal Proceedings

         The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in the U.S. or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company's business, financial position, and results of operations.

DYNEPO(TM) PATENT LITIGATION

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company and Aventis are involved in a patent infringement action with Amgen.

         In January 2001, the U.S. District Court for the District of Massachusetts ruled that the Company infringed eight of eighteen claims asserted by Amgen. In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 are not infringed (and, if this finding is in error, that the asserted claims are invalid); that the asserted claims of U.S. Patent 5,618,698 are not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 are valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 are valid, enforceable and literally infringed, but that Claim 7 of the `349 patent is not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 is valid, enforceable and literally infringed. Amgen did not seek and was not awarded monetary damages.

         In January 2001, TKT and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case. The Company believes it has strong grounds for appeal. Amgen filed a Notice of Cross-Appeal in February 2001 with the U.S. Court of Appeals for the Federal Circuit.

         In addition, in July 1999, Aventis and the Company commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company's activities related to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. The English High Court of Justice ruled that one of four claims of the patent asserted by Amgen was infringed by the Company and Aventis. The Company believes it has strong grounds for appeal and filed a Notice of Appeal in April 2001.

         Pursuant to an Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation. The Company will reimburse Aventis for the Company's share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

REPLAGAL(TM) PATENT LITIGATION

         In July 2000, Genzyme and Mt. Sinai filed a patent infringement suit against the

Company in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of the Company's Replagal(TM)product infringes one or more claims of U.S. Patent No. 5,356,804. Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages. Discovery proceedings commenced in February 2001, and the District Court has scheduled trial in this action to begin in March 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

          Current Report on Form 8-K dated January 22, 2001 regarding the TKT's announcement that Judge William G. Young of the U.S. District Court of Massachusetts has issued an opinion in a patent infringement suit Amgen brought against Aventis Pharma and TKT involving Dynepo(TM), the companies' Gene-Activated(R) erythropoietin being developed in the United States and Europe for the treatment of anemia.

         Current Report on Form 8-K dated January 4, 2001 regarding the TKT's announcement that it has received a complete review letter from the U.S. Food and Drug Administration concerning its Biologics License Application for Replagal(TM) (agalsidase alfa), an investigational enzyme replacement therapy for the treatment of Fabry disease.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSKARYOTIC THERAPIES, INC.



Date:  May 14, 2001                      By:  /S/ DANIEL E. GEFFKEN
                                              ---------------------------
                                              Daniel E. Geffken
                                              Senior Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)