Form 10-Q
period 2001-06-30
TRANSKARYOTIC THERAPIES INC
filed 2001-08-14
CIK 885259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission File Number 0–21481

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

Yes ☒   No ☐

                At July 31, 2001, there were 26,395,162 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I - Item 1 - Condensed Consolidated Financial Statements

Part 1- Item 1- Condensed Consolidated Financial Statements
Transkaryotic Therapies, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30,	December 31,
	2001	2000

Assets

Current assets:
Cash and cash equivalents	$168,426	$49,445
Marketable securities	127,278	196,011
Prepaid expenses and other current assets	1,698	1,842

Total current assets	297,402	247,298

Property and equipment, net	34,481	23,597
Other assets	2,289	1,498

Total assets	$334,172	$272,393

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,844	$3,986
Accrued expenses	8,705	8,550
Current maturities of long-term debt	2,000	2,500

Total current liabilities	16,549	15,036

Long-term debt, less current maturities	8,500	9,500

Stockholders' equity:
Series A convertible preferred stock, $.01 par value, 10 shares authorized; 10 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively
	1	1
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively
	-	-
Common stock, $.01 par value; 100,000 shares authorized; 26,335 and 22,700 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively
	263	227
Additional paid-in capital	508,736	413,242
Accumulated deficit	(200,526)	(165,429)
Deferred compensation	(491)	(860)
Accumulated other comprehensive income	1,140	676

Total stockholders' equity	309,123	247,857

Total liabilities and stockholders' equity	$334,172	$272,393

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues:
Product sales	$297	$-	$297	$-
License and research revenues	410	1,514	1,628	1,514

	707	1,514	1,925	1,514
Operating expenses:
Research and development	18,805	13,643	35,311	26,327
Selling, general and administrative	5,831	3,012	10,790	6,049

	24,636	16,655	46,101	32,376

Loss from operations	(23,929)	(15,141)	(44,176)	(30,862)

Other income:
Interest income, net	2,864	2,921	6,294	5,543
Gain on sale of investment	-	-	2,785	-

	2,864	2,921	9,079	5,543

Net loss	$(21,065)	$(12,220)	$(35,097)	$(25,319)

Basic and diluted net loss per share	$(0.92)	$(0.54)	$(1.54)	$(1.12)

Shares used to compute basic and diluted net loss per share	22,859	22,684	22,789	22,657

See accompanying Notes to Consolidated Financial Statements.

Transkaryotic Therapies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Six Months Ended June 30,
	2001	2000

Operating activities:
Net loss	$(35,097)	$(25,319)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,801	1,166
Compensation expense related to equity issuances	357	379
Changes in operating assets and liabilities	2,192	887

Net cash used for operating activities	(29,747)	(22,887)

Investing activities:
Proceeds from maturities of marketable securities	105,171	58,080
Purchases of marketable securities	(35,932)	(90,388)
Purchases of property and equipment	(13,685)	(2,548)
Changes in other assets	(792)	78

Net cash provided by (used for) investing activities	54,762	(34,778)

Financing Activities:
Issuance of common stock	95,542	1,320
Repayment of long-term debt	(1,500)	(1,000)
Issuance of convertible preferred stock	-	99,940

Net cash provided by financing activities	94,042	100,260

Net increase in cash and cash equivalents	119,057	42,595
Effect of exchange rate changes on cash and cash equivalents	(76)	-
Cash and cash equivalents at January 1	49,445	151,202

Cash and cash equivalents at June 30	$168,426	$193,797

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2001 and 2000

1.          BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

             These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

             Gene-Activated® and the TKT® logo are registered trademarks of Transkaryotic Therapies, Inc.  Niche Protein™, Replagal™, and Transkaryotic Therapy™, are trademarks of Transkaryotic Therapies, Inc.  Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”).

2.          BASIC AND DILUTED NET LOSS PER SHARE

             The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings per share is computed using the weighted average shares outstanding.

             Basic net loss per share was equivalent to diluted net loss per share for the three months ended June 30, 2001 and 2000 since common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.          COMPREHENSIVE INCOME

             The Company had total comprehensive loss of $21,492,000 and $12,178,000 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, total comprehensive loss was $34,633,000 and $25,252,000, respectively.  The items of comprehensive income consist primarily of unrealized gains or losses on marketable securities.

4           COMMON STOCK OFFERING

             In June 2001, the Company agreed to sell 3,565,000 shares of its common stock at a price to the public of $28.50.  Net offering proceeds to the Company amounted to approximately $96,228,000, including certain proceeds which were received in July 2001.

5.          TKT EUROPE - 5S AB

             In April 2000, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with certain stockholders of TKT Europe –5S AB (“TKT Europe 5S”) to establish the foundation for the Company’s European operations.   These stockholders are the principal managers of  TKT Europe 5S and hold a 20% ownership interest in TKT Europe 5S while the Company holds the remaining 80% ownership interest.  The Stockholders’ Agreement details provisions entitling the Company to purchase the entire 20% minority interest in TKT Europe 5S on August 3, 2004, the third anniversary of the European Agency for the Evaluation of Medicinal Products (the “EMEA”)  product approval of Replagal™ (agalsidase alfa), under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe 5S can require the Company to purchase the minority interest sixty days thereafter.  The buyout price cannot be determined at this time.

6.          LEGAL PROCEEDINGS

             The Company cannot provide assurance as to the outcome of any legal proceeding. A  decision by a court in the U.S. or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, or results of operations.

Replagal™ Patent Litigation

             In July 2000, Genzyme Corporation (“Genzyme”) and Mount Sinai School of Medicine of New York University (“Mt. Sinai”) filed a patent infringement suit against the Company in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of the Company’s Replagal product infringes one or more claims of its U.S. Patent No. 5,356,804.  Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages.  Discovery proceedings commenced in February 2001, and the District Court has scheduled a jury trial in this action to begin in March 2002.

Dynepo™ Patent Litigation

             The Company and Aventis, its collaborative partner in the development of Dynepo (Gene-Activated® erythropoietin), are involved in patent infringement actions with respect to Dynepo™ with Amgen Inc. (“Amgen”) in the United States, and Kirin-Amgen, Inc. (“Kirin Amgen”) in the United Kingdom.

             In January 2001, the U.S. District Court for the District of Massachusetts ruled that eight of eighteen patent claims asserted by Amgen were infringed by the Company and Aventis.  In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 were not infringed (and, if this finding is in error, that the asserted claims were invalid); that the asserted claims of U.S. Patent 5,618,698 were not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 were valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 were valid, enforceable and literally infringed, but that Claim 7 of the ‘349 patent was not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 was valid, enforceable and literally infringed.   Amgen did not seek and was not awarded monetary damages.

             In January 2001, TKT and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case.  The Company believes it has strong grounds for appeal.  Amgen filed a Notice of Cross-Appeal in February 2001.

             In April 2001, the English High Court of Justice ruled that one of four claims of a patent asserted by Kirin-Amgen was infringed by the Company and Aventis. The Company believes it has strong grounds for appeal and filed a Notice of Appeal in April 2001.

             Pursuant to an Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation.  The Company will reimburse Aventis for the Company’s share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

PART I - Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

             Since its inception in 1988, the Company has been primarily engaged in the development and commercialization of products based on the Company’s three proprietary development platforms: Niche Protein™ products, Gene-Activated® proteins and gene therapy. On August 3, 2001, the Company announced that the European Commission granted marketing authorization for Replagal™ (agalsidase alfa) - the Company’s enzyme replacement therapy for long-term treatment of patients with Fabry disease - for the fifteen countries of the European Union.  Replagal received co-exclusive orphan drug status in Europe.  To date, the Company has not recorded any significant revenues from the sale of products.  With the exception of 1995, the Company has incurred substantial annual operating losses since inception and expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations. At June 30, 2001, the Company’s accumulated deficit was $200,526,000.

             Results of operations may vary significantly from period to period depending on, among other factors, the timing of approvals, if granted, to market the Company’s products either in the U.S. or abroad, the progress of the Company’s research and development efforts, the timing of additional license fees and milestone payments, if any, the timing of certain expenses, and the establishment of additional collaborative research agreements.

             The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and 2000

             In the second quarter of 2001, the Company recorded its first product sales of Replagal under compassionate use programs in Europe.  Sales for the quarter totaled $297,000.  The Company recorded no sales in 2000.  On August 3, 2001, the Company announced that the European Commission has granted marketing authorization for Replagal for the fifteen countries of the European Union.  Replagal received co-exclusive orphan drug status in Europe.   The Company anticipates ongoing compassionate use sales in Europe pending finalization of reimbursement agreements with European countries.

             License and research revenues totaled $410,000 and $1,514,000 for the three months ended June 30, 2001 and 2000, respectively.  License and research revenues in the second quarter of 2001 and 2000 were earned primarily under the Company’s collaboration agreement with Genetics Institute, Inc., relating to the Company’s Factor VIII gene therapy program for the treatment of hemophilia A.

             Research and development expenses totaled $18,805,000 in the second quarter of 2001, as compared to $13,643,000 during the same period in 2000.  The increase in 2001 of $5,162,000, or 38%, was principally due to expected increases in external development services and research and development staffing as Company’s product development platforms continue to expand and mature.   During the remainder of 2001, the Company expects the costs related to both preclinical and clinical programs for the Company’s Fabry disease, Hunter syndrome, hemophilia A and other Niche Protein programs will continue to increase significantly compared to the same period in 2000.

             Selling, general and administrative expenses were $5,831,000 in the quarter ended June 30, 2001, compared with $3,012,000 during the same period in 2000.  The increase in 2001 of $2,819,000, or 94%, was principally due to costs incurred in preparation for worldwide launch of Replagal.  During the remainder of 2001, selling, general and administrative costs will increase as the Company continues its investment in becoming a fully integrated company, as well as building its worldwide commercial operations infrastructure.

             Net interest income was $2,864,000 and $2,921,000 for the three months ended June 30, 2001 and 2000, respectively.  The average cash and marketable securities balances were $213,082,000and $198,799,000 in 2001 and 2000, respectively.

             The Company had a net loss of $21,065,000 and $12,220,000 for the three months ended June 30, 2001 and 2000, respectively. Basic and diluted net loss per share was $0.92 for the three months ended June 30, 2001, as compared to a basic and diluted net loss per share of $0.54 for the corresponding period in 2000.

For the Six Months Ended June 30, 2001 and 2000

             For the six months ended June 30, 2001, the Company recognized product revenue of $297,000 from compassionate use sales of Replagal in Europe.

             License and research revenues totaled $1,628,000 and $1,514,000 for the six months ended June 30, 2001 and 2000, respectively.  License and research revenues in 2001 and 2000 were earned primarily under the Company’s collaboration agreements with Genetics Institute, Inc. and Sumitomo Pharmaceuticals Co., Ltd.

             Research and development expenses totaled $35,311,000 in the first six months of 2001, as compared to $26,327,000 during the same period in 2000.  The increase in 2001 of $8,984,000, or 34%, was principally due to increases in external development services and research and development staffing as Company’s product development platforms continue to expand and mature.

             Selling, general and administrative expenses were $10,790,000 for the six months ended June 30, 2001, compared with $6,049,000 during the same period in 2000.  The increase in 2001 of $4,741,000, or 78%, was principally due to costs incurred in preparation for worldwide launch of the Company’s Replagal product.

             Net interest income was $6,294,000 and $5,543,000 for the six months ended June 30, 2000 and 2000, respectively.  The average cash and marketable securities balances were $223,395,000 and $194,424,000 in 2001 and 2000, respectively.  The increase in interest income of $751,000 resulted primarily from higher average cash and marketable securities balances.

             During the six months ended June 30, 2001, TKT sold substantially all of its investment in a European biotechnology company resulting in a gain of $2,785,000.  In 1996, TKT made a strategic investment of $300,000 in such company.

             The Company had a net loss of $35,097,000 and $25,319,000 for the six months ended June 30, 2001 and 2000, respectively. Basic and diluted net loss per share was $1.54 for the six months ended June 30, 2000, as compared to a basic and diluted net loss per share of $1.12 for the corresponding period in 2000.

LIQUIDITY AND SOURCES OF CAPITAL

             Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

             The Company had cash, cash equivalents, and marketable securities totaling $295,704,000 at June 30, 2001, including marketable securities collateralizing letters of credit totaling $8,565,000.  Cash equivalents and marketable securities are invested in U.S. government and agency obligations and money market funds.

             In June 2001, the Company agreed to sell 3,565,000 shares of its common stock at a price to the public of $28.50.  Net offering proceeds to the Company totaled approximately $96,228,000, including certain proceeds which were received in July 2001.

             In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C., resulting in net proceeds to the Company of $99,797,000.

             In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to leased space.  The loan became payable in December 2000 on the basis of a seven year amortization schedule over a five year period, with a final payment for any remaining amount in September 2004.  The loan bears interest at either the prime rate or LIBOR plus 1.50% at the Company’s election.  The interest rate of the loan was 6.4% as of June 30, 2001.  The note contains certain restrictive covenants, including, among other things, minimum cash and tangible net asset requirements and limitations on the payment of dividends.  At June 30, 2001, $10,500,000 was outstanding under the loan.

             In August 2000, the Company entered into a ten-year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts.  The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit.  An investment with a value of $7,851,000 collateralizes the letter of credit.   The Company expects to spend up to an additional $30,000,000 for leasehold improvements.

             In January 2001, the Company purchased a 45,000 square foot development facility for $8,800,000.  In addition, it leased an adjoining 44,000 square foot facility under the terms of a ten-year lease. The Company is evaluating the financial requirements for capital improvements of these facilities.  As a result, the Company expects to make a substantial investment in leasehold improvements for these facilities in 2002.

             The Company may seek financing for all or a significant portion of the cost of the leasehold improvements described above.  There can be no guarantee that financing will be available on favorable terms, if at all.

             At June 30, 2001, the Company had committed to pay approximately $30,000,000 to third parties for certain product development activities through 2004.

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

             Substantial additional funds will be required to support the Company’s research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities, establishment of sales and marketing capabilities, and selling, general and administrative expenses.  Until such time, if any, as the Company’s operations generate significant revenues from product sales, the Company will be required to fund operations with cash resources, interest income, proceeds from equity offerings and debt financings, and funding from collaborative arrangements.

             The Company expects to pursue opportunities to obtain additional financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research agreements.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company’s continued progress in its exploratory, preclinical, and clinical development programs, and the extent of its commercial success.  There can be no assurance that such funds will be available on favorable terms, if at all.

             The Company expects that its existing capital resources, together with revenues from collaborative agreements, product sales, and interest income, will be sufficient to fund its operations through 2003.  The Company’s cash requirements may vary depending on numerous factors.  Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

             The Company has been engaged in litigation with Amgen and Kirin-Amgen with respect to the development of Dynepo and with Genzyme and Mt. Sinai with respect to the development of Replagal.  Pursuant to the Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigation.  The Company is required to reimburse Aventis for the Company’s share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

FORWARD-LOOKING STATEMENTS

             Statements that are not historical facts, including statements about the Company’s confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements.  Without limiting the foregoing, the words “believes,” “projects,” “anticipates,” “plans,” “expects,”  “estimates,” “intends,” “should,” “could,” “will,” “may,” and similar expressions are intended to identify forward-looking statements.  There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These include, without limitation, the following:  (1) whether any of the Company’s Niche Protein product, Gene-Activated protein or gene therapy product candidates will advance in the clinical trial process, (2) whether such clinical trials will proceed in a timely manner, (3) whether the Company’s clinical trial results will warrant continued product development, (4) whether the required regulatory filings, such as Investigational New Drug applications and Biologics License Applications, are made in a timely manner, (5) whether the Company’s products will receive approval from the U.S. Food and Drug Administration, European Agency for the Evaluation of Medicinal Products, or equivalent foreign regulatory agencies, (6) if such products receive approval, whether they will be successfully manufactured, distributed and marketed, (7) whether patent litigation or orphan drug issues in which the Company is involved or may become involved are resolved in a manner adverse to the Company, (8) the effects of competition on the Company’s products, (9) the Company’s dependence on third parties, including collaborators, manufacturers and distributors, and (10) the other risks set forth under the caption “Risk Factors” which are filed with this Quarterly Report on Form 10-Q as Exhibit 99.1.  In addition, any forward-looking statements represent the Company’s estimates only as of the date this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

PART II - Other Information

Item 1.  Legal Proceedings

             The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in the U.S. or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal™ Patent Litigation

             In July 2000, Genzyme and Mt. Sinai filed a patent infringement suit against the Company in the U.S. District Court for the District of Delaware, alleging that the manufacture, use, intended sale, and/or intended offer for sale of the Company’s Replagal product infringes one or more claims of its U.S. Patent No. 5,356,804.  Genzyme and Mt. Sinai seek injunctive relief and an accounting for damages.  Discovery proceedings commenced in February 2001, and the District Court has scheduled trial in this action to begin in March 2002.

Dynepo™ Patent Litigation

             The Company and Aventis, its collaborative partner to commercialize Dynepo (a Gene-Activated erythropoietin product), are involved in two patent infringement actions with Amgen in the United States, and Kirin-Amgen in the United Kingdom.

             In January 2001, the U.S. District Court for the District of Massachusetts ruled that eight of eighteen patent claims asserted by Amgen were infringed by the Company and Aventis.  In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 were not infringed (and, if this finding is in error, that the asserted claims were invalid); that the asserted claims of U.S. Patent 5,618,698 were not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 were valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 were valid, enforceable and literally infringed, but that Claim 7 of the ‘349 patent was not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 was valid, enforceable and literally infringed.  Amgen did not seek and was not awarded monetary damages.

             In January 2001, TKT and Aventis filed a Notice of Appeal from the Judgment of the District Court with the U.S. Court of Appeals for the Federal Circuit in this case.  The Company believes it has strong grounds for appeal.  Amgen filed a Notice of Cross-Appeal in February 2001.

             In April 2001, the English High Court of Justice ruled that one of four claims of a patent asserted by Amgen and Kirin-Amgen was infringed by the Company and Aventis. The Company believes it has strong grounds for appeal and filed a Notice of Appeal in April 2001.

             Pursuant to an Amended and Restated License Agreement, dated March 1995, between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation.  The Company will reimburse Aventis for the Company’s share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

Item 4.  Submission of Matters to a Vote of Security Holders

             The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 14, 2001:
1A.	The election of Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, Richard F Selden, James E. Thomas and Wayne P. Yetter to serve as directors until the 2001 Annual Meeting of Stockholders.

Nominee	Votes For	Votes Withheld

Walter Gilbert	17,402,777	1,369,859
William R. Miller	18,745,996	26,640
Rodman W. Moorhead, III	18,736,736	36,200
Richard F Selden	17,959,787	812,849
James E. Thomas	18,749,841	22,795
Wayne P. Yetter	18,655,547	117,089

1B.	The election of Jonathan S. Leff by the holders of the Series A Preferred Stock to serve as a director until the 2001 Annual Meeting of Stockholders.

Nominee	Votes For	Votes Withheld

Jonathan S. Leff	3,571,400	0

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

99.1      Risk Factors

             (b)        Reports on Form 8-K

             Current Report on Form 8-K filed June 26, 2001 regarding the Company’s announcement a public offering of 3,100,000 shares of its common stock at a price to the public of $28.50 per share.

                          Current Report on Form 8-K filed June 15, 2001 regarding the Company’s annoucement that at Annual Meeting of Stockholders, the Company's stockholders elected Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, Richard F Selden, James E. Thomas and Wayne P. Yetter to serve as directors until the next annual meeting of stockholders or until their successors are duly elected and qualified, and pursuant to which the Stockholders’ Agreement dated April 12, 2000 by and among the Company and certain stockholders of TKT Europe - 5S AB was filed.

              Current Report on Form 8-K filed April 12, 2001 regarding the Company’s announcement that the High Court of Justice in London has issued an opinion in a patent infringement suit the Company and Aventis brought against Kirin-Amgen, Inc., involving Dynepo™, the companies' Gene-Activated® erythropoietin for the treatment of anemia.

             Current Report on Form 8-K filed April 9, 2001 regarding the TKT’s announcement that the Committee for Proprietary Medicinal Products of the European Agency for the Evaluation of Medicinal Products has issued a positive opinion recommending approval of Replagal™ (agalsidase alfa) enzyme replacement therapy for the treatment of Fabry disease.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: August 14, 2001	By:	/s/ Daniel E. Geffken

Daniel E. Geffken Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)