Form 10-Q
period 2001-09-30
TRANSKARYOTIC THERAPIES INC
filed 2001-11-14
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission File Number 0–21481

TRANSKARYOTIC THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3027191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Albany Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒     No   ☐

At October 31, 2001, there were 26,437,191 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

Part 1- Item 1- Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par values)	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$199,253	$49,445
Marketable securities	75,633	196,011
Inventory	3,421	-
Prepaid expenses and other current assets	2,599	1,842
Total current assets	280,906	247,298
Property and equipment, net	38,850	23,597
Other assets	2,170	1,498
Total assets	$321,926	$272,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,288	$3,986
Accrued expenses	9,480	8,550
Current maturities of long-term debt	2,000	2,500
Total current liabilities	18,768	15,036

Long-term debt, less current maturities	8,000	9,500

Stockholders' equity:
Series A convertible preferred stock, $.01 par value,10 shares authorized; 10 shares issued and outstandingat September 30, 2001 and December 31, 2000, respectively	1	1
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	-	-
Common stock, $.01 par value; 100,000 shares authorized; 26,427 and 22,700 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	264	227
Additional paid-in capital	510,476	413,242
Accumulated deficit	(216,394)	(165,429)
Deferred compensation	(257)	(860)
Accumulated other comprehensive income	1,068	676
Total stockholders' equity	295,158	247,857
Total liabilities and stockholders' equity	$321,926	$272,393

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$537	$-	$834	$-
License and research revenues	294	5,357	1,922	6,871
	831	5,357	2,756	6,871
Operating expenses:
Research and development	14,139	13,373	49,450	39,700
Selling, general and administrative	5,507	3,723	16,297	9,772
	19,646	17,096	65,747	49,472
Loss from operations	(18,815)	(11,739)	(62,991)	(42,601)
Other income:
Interest income, net	2,947	4,233	9,241	9,776
Gain on sale of investment	-	-	2,785	-
	2,947	4,233	12,026	9,776
Net loss	$(15,868)	$(7,506)	$(50,965)	$(32,825)

Basic and diluted net loss per share	$(0.60)	$(0.33)	$(2.12)	$(1.45)
Shares used to compute basic and diluted net loss per share	26,408	22,688	24,009	22,668

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended
	September 30,
	2001	2000
Operating activities:
Net loss	$(50,965)	$(32,825)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,304	1,777
Compensation expense related to equity issuances	513	561
Changes in operating assets and liabilities	39	681
Net cash used for operating activities	(46,109)	(29,806)

Investing activities:
Proceeds from maturities of marketable securities	184,977	86,815
Purchases of marketable securities	(64,126)	(223,106)
Purchases of property and equipment	(19,557)	(3,629)
Changes in other assets	(672)	(723)

Net cash provided by (used for) investing activities	100,622	(140,643)

Financing Activities:
Issuance of common stock	97,361	1,519
Repayment of long-term debt	(2,000)	(1,000)
Issuance of convertible preferred stock	-	99,787

Net cash provided by financing activities	95,361	100,306

Net increase (decrease) in cash and cash equivalents	149,874	(70,143)

Effect of exchange rate changes on cash and cash equivalents	(66)	-

Cash and cash equivalents at January 1	49,445	151,202

Cash and cash equivalents at September 30	$199,253	$81,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2001 and 2000

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Niche Protein®, Gene-Activated®, and the TKT® logo are registered trademarks of Transkaryotic Therapies, Inc. Replagal™ and Transkaryotic Therapy™, are trademarks of Transkaryotic Therapies, Inc.  Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”).

2.             BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 since common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.             COMPREHENSIVE INCOME

The Company had total comprehensive loss of $15,940,000 and $7,211,000 for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 and 2000, total comprehensive loss was $50,573,000 and $32,463,000, respectively.  The items of comprehensive income consist primarily of changes in unrealized gains on marketable securities.

4.             INVENTORY

The Company capitalized $3,421,000 of Replagal production costs as inventory during the third quarter of 2001.  At September 30, 2001, inventory primarily consisted of work in process manufacturing costs incurred subsequent to the European Agency for the Evaluation of Medecinal Products (the "EMEA") approval of Replagal.  Replagal produced before approval was included in research and development expenses.  Inventory is stated at the lower of cost or market.

5.             COMMON STOCK OFFERING

In June 2001, the Company agreed to sell 3,565,000 shares of its common stock at $28.50 per share. Proceeds from the offering were approximately $96,184,000.

6.             TKT EUROPE - 5S AB

In April 2000, the Company entered into an agreement with certain stockholders of TKT Europe –5S AB (“TKT Europe”) to establish the foundation for the Company’s European operations.   These stockholders are the principal managers of TKT Europe and hold a 20% ownership interest in it, while the Company holds the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the entire 20% minority interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase its interest sixty days thereafter.  The buyout price cannot be determined at this time.

7.             LEGAL PROCEEDINGS

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

Dynepo™ Patent Litigation

The Company and Aventis, its collaborative partner in the development of Dynepo (Gene-Activated erythropoietin), are involved in patent infringement actions with respect to Dynepo with Amgen Inc. (“Amgen”) in the United States and Kirin-Amgen, Inc. (“Kirin Amgen”) in the United Kingdom.

In January 2001, the U.S. District Court for the District of Massachusetts ruled that eight of eighteen patent claims asserted by Amgen were infringed by the Company and Aventis.  In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 were not infringed (and, if this finding is in error, that the asserted claims were invalid); that the asserted claims of U.S. Patent 5,618,698 were not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 were valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 were valid, enforceable and literally infringed, but that Claim 7 of the ’349 patent was not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 was valid, enforceable and literally infringed.  Amgen did not seek and was not awarded monetary damages.

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

PART I - Financial Information

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since its inception in 1988, the Company has been primarily engaged in the development and commercialization of products based on the Company’s three proprietary development platforms: Niche Protein® products, Gene-Activated® proteins and gene therapy. Replagal™ (agalsidase alfa) - the Company’s enzyme replacement therapy for long-term treatment of patients with Fabry disease - is currently approved in the fifteen countries of the European Union, as well as Norway, Iceland, and New Zealand.  Replagal received co-exclusive orphan drug status in the European Union in August 2001.  Since approval, the Company has been working with European authorities to obtain reimbursement and pricing for Replagal on a country by country basis.  As of October 2001, reimbursement has been established in three countries- Germany, Sweden, and Norway.  The timing of establishing reimbursement in each remaining country in Europe is uncertain and will influence sales for 2001 and 2002.  To date, the Company has not recorded significant revenues from the sale of products.  The Company has incurred substantial annual operating losses since inception and expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon existing cash resources, interest income, external financing from equity offerings, debt financings or collaborative research and development arrangements with corporate sponsors to finance its operations. At September 30, 2001, the Company’s accumulated deficit was $216,394,000.

Results of operations may vary significantly from period to period depending on, among other factors, product sales of Replagal and the costs of manufacturing, marketing and selling Replagal, the timing of approvals, if granted, to market the Company’s products either in the U.S. or abroad, the progress of the Company’s research and development efforts, the timing of additional license fees and milestone payments, if any, the timing of certain expenses, and the establishment of additional collaborative research agreements.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

In the third quarter of 2001, the Company recorded product sales of Replagal primarily under compassionate use programs in Europe.  Sales for the quarter totaled $537,000.  The Company recorded no sales in 2000.

In the third quarter of 2001, there were no costs of sales because, prior to approval by the EMEA, the costs of producing Replagal were included in research and development expenses. Costs associated with product produced before approval, which will be sold in future periods, have been previously expensed and, as a result, sales margins will not reflect full production costs until some time in 2002.

License and research revenues totaled $294,000 and $5,357,000 for the three months ended September 30, 2001 and 2000, respectively.  License and research revenues in the third quarter of 2001 were earned through the Company’s collaborative agreement with Genetics Institute, Inc., relating to the Company’s Factor VIII gene therapy program for the treatment of hemophilia A.  Revenues for the third quarter of 2000 included a $3,500,000 milestone payment from Aventis relating to the submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Dynepo (Gene-Activated erythropoietin) for the treatment of anemia, as well as payments earned from collaborative agreements with Sumitomo Pharmaceutical Co., Ltd. (“Sumitomo”) and Genetics Institute, Inc.

Research and development expenses totaled $14,139,000 in the third quarter of 2001, as compared to $13,373,000 during the same period in 2000.  The increase in 2001 of $766,000, or 6%, was principally due to expected increases in external development services and research and development staffing as the Company’s product development platforms continue to expand and mature.   In addition, the Company capitalized $3,421,000 of Replagal production costs as inventory during the third quarter that, prior to product approval, would have been included in research and development expenses.

Selling, general and administrative expenses were $5,507,000 in the quarter ended September 30, 2001, compared with $3,723,000 during the same period in 2000.  The increase in 2001 of $1,784,000, or 48%, was principally due to costs incurred in preparation of the launch of Replagal in Europe and the creation of a global commercial infrastructure.  During the remainder of 2001, selling, general and administrative costs will increase as these activities expand.

Net interest income was $2,947,000 and $4,233,000 for the three months ended September 30, 2001 and 2000, respectively.  The average cash and marketable securities balances were $285,671,000 and $263,297,000 for the quarter ended September 30, 2001 and 2000, respectively.  The decrease in interest income of $1,286,000 resulted primarily from significantly lower rates of return on average cash and marketable securities balances.

The Company had a net loss of $15,868,000 and $7,506,000 for the three months ended September 30, 2001 and 2000, respectively. Basic and diluted net loss per share was $0.60 for the three months ended September 30, 2001, as compared to a basic and diluted net loss per share of $0.33 for the corresponding period in 2000.  For the three months ended September 30, 2001 and 2000, weighted average shares outstanding were 26,408,000 and 22,688,000, respectively. The significant increase reflects the sale of 3,565,000 common shares from the Company’s offering in June 2001.

For the Nine Months Ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, the Company had  product sales of $834,000 primarily from compassionate use sales of Replagal in Europe.   There were no sales in 2000.

For the nine months ended September 30, 2001, there were no costs of sales because, prior to approval by the EMEA, the costs of producing Replagal were included in research and development expenses.

License and research revenues totaled $1,922,000 and $6,871,000 for the nine months ended September 30, 2001 and 2000, respectively.  License and research revenues for the nine months ended September 30, 2001 and 2000, respectively, were earned under the Company’s agreements with Genetics Institute and Sumitomo.  In addition, for the nine months ended September 30, 2000, revenues included a $3,500,000 milestone payment from Aventis relating to the submission of a BLA to the FDA for Dynepo for the treatment of anemia.

Research and development expenses totaled $49,450,000 in the first nine months of 2001, as compared to $39,700,000 during the same period in 2000.  The increase in the first three quarters of 2001 of $9,750,000, or 25%, was principally due to increases in external development services and research and development staffing as the Company’s three product development platforms continue to expand and mature.  In addition, the Company capitalized $3,421,000 of Replagal production costs as inventory during the third quarter of 2001 that, prior to product approval, would have been included in research and development expenses.

Selling, general and administrative expenses were $16,297,000 for the nine months ended September 30, 2001, compared with $9,772,000 during the same period in 2000.  The increase in 2001 of $6,525,000, or 67%, was principally due to costs incurred in preparation for the launch of Replagal in Europe and the creation of a global commercial infrastructure.

Net interest income was $9,241,000 and $9,776,000 for the nine months ended September 30, 2001 and 2000, respectively.  The average cash and marketable securities balances were $249,855,000 and $214,669,000 for the nine months ended September 30, 2001 and 2000, respectively.  The decrease in interest income of $535,000 resulted primarily from significantly lower interest rate yields in 2001 on average cash and marketable securities balances as compared to 2000.

In 1996, TKT made a strategic investment of $300,000 in a European biotechnology company. In June 2001, TKT sold substantially all of its investment resulting in a gain of $2,785,000. The remaining portion of this investment was sold in October 2001 resulting in a gain of approximately $446,000.

The Company had a net loss of $50,965,000 and $32,825,000 for the nine months ended September 30, 2001 and 2000, respectively. Basic and diluted net loss per share was $2.12 for the nine months ended September 30, 2001, as compared to a basic and diluted net loss per share of $1.45 for the corresponding period in 2000.  For the nine months ended September 30, 2001 and 2000, weighted average shares outstanding were 24,009,000 and 22,668,000, respectively. The significant increase reflects the sale of 3,565,000 common shares from the Company’s offering in June 2001.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has financed its operations through the sale of common and preferred stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

The Company had cash, cash equivalents, and marketable securities totaling $274,886,000 at September 30, 2001, including marketable securities collateralizing letters of credit totaling $8,643,000.  Cash equivalents and marketable securities are invested in U.S. government and agency obligations and money market funds.

In June 2001, the Company announced the sale of 3,565,000 shares of its common stock at $28.50 per share. Proceeds to the Company totaled approximately $96,184,000.

In June 2000, the Company sold 10,000 shares of Series A Convertible Preferred Stock to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C., resulting in net proceeds to the Company of $99,797,000.

In December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs related to leased space. At September 30, 2001, $10,000,000 was outstanding under the loan.  In October 2001, this loan was repaid in full.

In August 2000, the Company entered into a ten-year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts.  The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit.  An investment with a value of $8,070,000 collateralizes the letter of credit.   The Company expects to spend up to $35,000,000 for leasehold improvements and related equipment through December 2002.

In January 2001, the Company purchased a 45,000 square foot manufacturing facility for $8,800,000.  In addition, it leased an adjoining 44,000 square foot facility under the terms of a ten-year lease. The Company is in the process of designing capital improvements of these facilities and may make substantial investments in the next two years.

The Company may seek financing for all or a significant portion of the cost of the leasehold improvements described above.  There can be no guarantee that financing will be available on favorable terms, if at all.

At September 30, 2001, the Company had committed to pay, under certain conditions, approximately $25,000,000 to third parties for certain product development activities through 2004.

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

Substantial additional funds will be required to support the Company’s research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of manufacturing capabilities, and selling, general and administrative expenses.  Until such time, if any, as the Company’s operations generate significant revenues from product sales, the Company will be required to fund operations with cash resources, interest income, proceeds from equity offerings and debt financings, and funding from collaborative arrangements.

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

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company’s confidence and strategies and its expectations about future products, technologies and opportunities, market demand or acceptance of future products are forward-looking statements.  Without limiting the foregoing, the words “believes,” “projects,” “anticipates,” “plans,” “expects,”  “estimates,” “intends,” “should,” “could,” “will,” “may,” and similar expressions are intended to identify forward-looking statements.  There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These include, without limitation, the following:  (1) whether any of the Company’s Niche Protein product, Gene-Activated protein or gene therapy product candidates will advance in the clinical trial process, (2) whether such clinical trials will proceed in a timely manner, (3) whether the Company’s clinical trial results will warrant continued product development, (4) whether the required regulatory filings, such as Investigational New Drug applications and Biologics License Applications, are made in a timely manner, (5) whether the Company’s products will receive approval from the U.S. Food and Drug Administration, EMEA, or equivalent foreign regulatory agencies, (6) if such products receive approval, whether they will be successfully manufactured, distributed and marketed, (7) whether patent litigation or orphan drug issues in which the Company is involved or may become involved are resolved in a manner adverse to the Company, (8) the effects of competition on the Company’s products, (9) the Company’s dependence on  third parties, including collaborators, manufacturers and distributors, (10) market acceptance of our products upon their introduction, including Replagal, and (11) the other risks set forth under the caption “Risk Factors” which are filed with this Quarterly Report on Form 10-Q as Exhibit 99.1, which “Risk Factors” are incorporated herein by reference.  In addition, any forward-looking statements represent the Company’s estimates only as of the date this Quarterly Report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

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

Dynepo™ Patent Litigation

The Company and Aventis, its collaborative partner to commercialize Dynepo (a Gene-Activated erythropoietin product), are involved in patent infringement actions with Amgen in the United States and Kirin-Amgen in the United Kingdom.

In January 2001, the U.S. District Court for the District of Massachusetts ruled that eight of eighteen patent claims asserted by Amgen were infringed by the Company and Aventis.  In particular, the District Court ruled that the asserted claims of U.S. Patent No. 5,547,933 were not infringed (and, if this finding is in error, that the asserted claims were invalid); that the asserted claims of U.S. Patent 5,618,698 were not infringed; that Claims 2, 3 and 4 of U.S. Patent No. 5,621,080 were valid, enforceable and infringed under the doctrine of equivalents; that Claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 were valid, enforceable and literally infringed, but that Claim 7 of the ’349 patent was not infringed; and that Claim 1 of U.S. Patent No. 5,955,422 was valid, enforceable and literally infringed.  Amgen did not seek and was not awarded monetary damages.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1         Risk Factors

(b)           Reports on Form 8-K

Current Report on Form 8-K, filed August 7, 2001, regarding the Company’s announcement that the European Commission had granted marketing authorization for Replagal™ (agalsidase alfa) - the Company’s enzyme replacement therapy for long-term treatment of patients with Fabry disease - for the fifteen countries of the European Union.

Current Report on Form 8-K, filed July 2, 2001, regarding the Company’s announcement of the completion of a public offering of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: November 14, 2001	By:	/s/ Daniel E. Geffken
Daniel E. Geffken Senior Vice President, Finance and Chief Financial Officer (Principal and Financial and Accounting Officer)