Form 10-K
period 2001-12-31
TRANSKARYOTIC THERAPIES INC
filed 2002-03-29
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-21481

TRANSKARYOTIC THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3027191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Albany Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 349-0200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 1, 2002, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,034,466,139 based on the last reported sale price of the registrant’s Common Stock on The Nasdaq National Market as of the close of business on March 1, 2002.  There were 34,341,881 shares of Common Stock outstanding as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Document	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement
for the Annual Meeting of Stockholders to be held on June 6, 2002	III

PART I

ITEM 1.                  BUSINESS

Summary

Transkaryotic Therapies Inc. (“TKT” or the “Company”) is a biopharmaceutical company developing protein- and cell-based therapeutics for the treatment of a wide range of human diseases.  During 2001, the Company received its first product marketing approvals.  TKT is building a broad and renewable product pipeline based on three proprietary development platforms: Niche Protein® products, Gene-Activated® proteins and Transkaryotic Therapy™ gene therapy.

Replagal™ (agalsidase alfa), the Company’s enzyme replacement therapy for the long-term treatment of patients with Fabry disease, was granted marketing authorization in the European Union in August 2001.  TKT has also received approval to market Replagal in The Czech Republic, Iceland, Israel, New Zealand, Norway, and Switzerland. In September 2001,  TKT launched Replagal in Europe, and the Company recorded $3.5 million in product sales in 2001.

TKT has additional products currently undergoing human clinical testing, including:

Niche Protein Products:

•                  Iduronate-2-sulfatase (“I2S”), an enzyme replacement therapy for the long-term treatment of patients with Hunter syndrome, is currently in a Phase I/II clinical trial.

Gene-Activated Protein Products:

•                  Dynepo™, a Gene-Activated erythropoietin for the treatment of anemia related to chronic renal failure, has completed Phase III studies.  In March 2002, the European Commission (the “EC”) granted marketing approval of Dynepo in the European Union.  TKT and its partner, Aventis Pharma (“Aventis”), also are currently seeking marketing approval of Dynepo in the United States.  The launch of Dynepo has not been planned due to ongoing litigation.  In addition, a Phase III clinical trial assessing Dynepo as a treatment for anemia associated with cancer chemotherapy is ongoing.

Gene Therapy:

•                  Factor VIII Transkaryotic Therapy, a gene therapy product to treat patients with hemophilia A, has completed a Phase I clinical trial.

Technology Platforms

Niche Protein Products

Certain genetic diseases are known to be caused by the deficiency of a single, well-characterized protein. The patient’s inability to produce sufficient amounts of the specified protein results in symptoms that can be debilitating and, ultimately, life threatening.  These diseases include lysosomal storage disorders such as Fabry disease, Hunter syndrome, Gaucher disease, Hurler syndrome, Pompe disease, and Tay-Sachs disease.  Lysosomal storage disorders result from an inherited inability to produce an enzyme responsible for the breakdown of biomolecules such as fats and sugars.  The build-up becomes toxic, resulting in lysosomes that crowd out other parts of the cell, ultimately killing the cell from within.

The most direct approach to treat these diseases is to manufacture the missing or deficient protein and deliver it to the patient. No effective treatment currently exists for most of these rare diseases.  TKT’s Niche Protein product platform is focused on developing enzyme replacement products to treat patients suffering from certain of these diseases.

The Company’s product development strategy for its Niche Protein product platform is to leverage the Company’s core competencies in gene expression, cell culture, and protein design to create protein replacement products to treat rare genetic diseases which are characterized by the absence of certain metabolic enzymes.  Since the defects in many of the diseases which the Company intends to address with its Niche Protein product platform are understood in depth, product development pathways have the potential to be straightforward. In addition to Replagal, the Company is developing several additional Niche Protein products, including treatments for Hunter syndrome and Gaucher disease, with the goal of reducing symptoms and potentially reversing progression of the disease.  TKT views its Niche Protein product platform as an opportunity to develop and commercialize products on a relatively cost-effective, lower risk basis.

Replagal for Fabry Disease

TKT’s lead Niche Protein product is Replagal, an enzyme replacement therapy for the long-term treatment of patients with Fabry disease.  Fabry disease is an inherited lysosomal storage disorder caused by the deficiency of the enzyme alpha-galactosidase A. Patients with Fabry disease show diverse clinical manifestations beginning in childhood.  These manifestations include severe pain and renal and cardiovascular complications. Affected individuals have a mean age of death of appoximately 41 years. The Company believes that there are approximately 5,000 patients worldwide.

Replagal was granted marketing authorization in the fifteen countries of the European Union by the European Commission in August 2001.  TKT has also received approval to market Replagal in The Czech Republic, Iceland, Israel, New Zealand, Norway, and Switzerland.  As of March 31, 2001, the Company had established pricing and reimbursement in substantially all countries in Europe in which Replagal has been approved.  The average price established is approximately $165,000 per patient per year.

In September 2001, TKT launched Replagal in Europe.  The Company recorded $3.5 million in Replagal sales in 2001.

                TKT is conducting a number of additional clinical trials of Replagal in a variety of patient populations, including females and kidney transplant recipients.  These studies are designed to provide further insight into Replagal as a treatment for Fabry disease, to provide physicians with experience with Replagal, and to provide patients with greater access to treatment.

A competitive product for the treatment of patients with Fabry disease, marketed by Genzyme Corporation (“Genzyme”), was also granted marketing authorization in the European Union in August 2001.  Both Replagal and Genzyme’s competing product were granted co-exclusive orphan drug status in the European Union for up to 10 years.

During 2000, TKT submitted a Biologics License Application (“BLA”) to the United States Food and Drug Administration (“FDA”) seeking marketing authorization for Replagal in the United States.  In January 2001, the FDA issued a complete review letter regarding the BLA for Replagal. The FDA letter stated that the data that TKT had provided was not adequate for approval of the BLA at that time and requested additional information.  In response to this letter, TKT has discussed the BLA with the FDA and has submitted additional data.  TKT expects that after the FDA has reviewed the data, it will either approve the BLA or decline to approve it.  If it declines to approve the BLA, the FDA may request additional information, possibly including data from additional clinical trials.

Genzyme is seeking marketing authorization for its competing product in the United States.  Both TKT and Genzyme have received orphan drug designation for their respective products in the United States.  Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product.  Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

TKT is involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai School of Medicine of New York University (“Mount Sinai”) in the United States District Court for the District of Delaware (the “Delaware District Court”) regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Delaware District Court dismissed this litigation, granting TKT's motion for summary judgment of non-infringement and denying Genzyme's motion for summary judgment of infringement.  In March 2002, Genzyme appealed the ruling of the Delaware District Court to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).

Iduronate-2-Sulfatase for Hunter Syndrome

TKT’s second target in the Niche Protein product platform is Hunter syndrome.  Hunter syndrome is an inherited lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulfatase.  As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient. Physical manifestations include skeletal deformities, obstructive airway disease, cardiac failure and, in the most severe cases, central nervous system involvement.  Many affected patients die during childhood.  The Company believes that I2S enzyme replacement therapy could result in an elimination of many of the clinical manifestations associated with Hunter syndrome and an increased life expectancy and quality of life.  The Company believes that there are approximately 5,000 patients worldwide.

In April 2001, TKT initiated a 12 patient, double-blind, placebo-controlled, dose-escalating Phase I/II clinical trial to assess the safety, pharmacodynamic and pharmacokinetic profiles, and clinical activity of I2S.  In this study, patients receive I2S or placebo for six months.  All patients have recently completed treatment for the six month period and are now enrolled in an open label maintenance study.  Data from this study are expected in the second quarter of 2002.  If the results are positive, TKT plans to initiate a Phase III pivotal clinical trial following discussions with the FDA.

Other Niche Protein Products

The Company is also developing products to treat Gaucher disease, Morquio Syndrome, and a number of other lysosomal storage disorders.

Gene-Activated Protein Products

TKT’s gene activation technology is a proprietary approach to the development and large scale production of therapeutic protein products.  It is based on the activation of genes encoding therapeutic proteins in human cells, rather than the cloning and transfer of these genes associated with conventional protein production techniques.  The Company believes this technology could allow it to develop and commercialize a number of therapeutic proteins, including potentially improved versions of currently-marketed proteins and proteins that have no currently marketed counterparts.

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

The Company believes that gene activation technology may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes.  Since gene activation technology avoids many of the technical limitations of conventional recombinant protein production technology and does not rely on manipulation of cloned genes, the Company believes that the gene activation technology is at least as efficient as, and may be more cost-effective than, conventional genetic engineering techniques for protein production.

Dynepo for Anemia Related to Chronic Renal Failure

TKT’s lead Gene-Activated protein program is Dynepo, a fully human erythropoietin, developed in collaboration with Aventis.  Erythropoietin, a circulating protein hormone that stimulates the differentiation of certain progenitor cells in the bone marrow, is produced in the kidney when the body requires additional red blood cells.

During 2000, Aventis submitted a Marketing Authorization Application (“MAA”) to the European Agency for the Evaluation of Medicinal Products (the “EMEA”) seeking marketing authorization of Dynepo in the European Union for the treatment of anemia associated with kidney disease.  In March 2002, the EC granted marketing approval of Dynepo in the European Union.

The launch of Dynepo in Europe and the United State is the responsibility of Aventis.  The launch of Dynepo has not been planned due to the Company’s litigation with Amgen Inc. (“Amgen”) and Kirin-Amgen, Inc. (“Kirin-Amgen”)  in the United States and the United Kingdom.

During 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States.  The FDA did not accept this BLA for filing, requesting that Aventis provide additional manufacturing data.  Aventis is currently accumulating these data and, when complete, the Company expects that Aventis will submit a new BLA.  Aventis is conducting a Phase III clinical trial to assess Dynepo as a treatment for anemia associated with cancer chemotherapy.  If the data from this clinical trial are positive, TKT expects Aventis will seek marketing authorization for Dynepo for this indication in both Europe and the United States.

In addition, a Phase III clinical trial assessing Dynepo as a treatment for anemia associated with cancer chemotherapy is ongoing.

TKT and Aventis are involved in patent litigation relating to Dynepo with Amgen in the United States and with Kirin–Amgen in the United Kingdom.  In January 2001, the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. TKT and Aventis have filed an appeal of the decision with the Federal Circuit. Amgen has also appealed this decision.

In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin-Amgen.  TKT and Aventis have filed an appeal of this decision.  Kirin-Amgen has also appealed this decision.

TKT believes that TKT and Aventis have strong grounds for both of these appeals.

Other Gene-Activated Proteins

TKT believes that numerous development opportunities exist for Gene-Activated proteins. In addition to erythropoietin, several other Gene-Activated proteins are in various stages of development.

Gene Therapy

Transkaryotic Therapy™, the Company’s approach to gene therapy, is based on genetically modifying patients’ cells to produce and deliver therapeutic proteins.  The Company believes it has developed the basic gene therapy technologies required for treatment which is safe, cost-effective, and clinically superior to the conventional delivery of proteins by injection.

TKT believes its gene therapy system is broadly enabling and, accordingly, may be applicable to the treatment of a wide range of human diseases.  The diseases targeted by TKT are characterized by significant unmet medical need, and the clinical goals that must be achieved by its gene therapy products are well-defined.  For example, TKT believes its gene therapy is well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states, including hemophilia, diabetes, and hypercholesterolemia.

There are a number of technical approaches to gene therapy, but two basic distinctions can be used to characterize the field.  The first distinction is viral versus non-viral.  Viral gene therapy approaches use genetically modified viruses to introduce genes into human cells by infection.  Non-viral approaches use noninfectious (chemical or physical) means to introduce the genes.  The second distinction is in vivo versus ex vivo.  In vivo gene therapies are based on the administration of DNA-based drugs directly to the patient.  Ex vivo gene therapies are based on removing a small number of cells from a patient, introducing a gene into the cells and implanting the engineered cells into the patient.

TKT’s enabling gene therapy technology platform is a non-viral, ex vivo system, which the Company believes is significantly different from other approaches to gene therapy.  The Company believes that these differences will allow for physiologic levels of protein expression in patients for extended periods, a goal that historically has represented a major obstacle in alternative gene therapy systems.

Transkaryotic Therapy takes advantage of the patient’s natural ability to synthesize therapeutic proteins for extended periods.  The potential benefits of Transkaryotic Therapy include improved therapeutic outcome, the elimination of frequent painful injections and patient compliance problems, a reduction of side effects due to overdosing and underdosing of conventional proteins, and significant reductions in cost.  Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals.

The major alternative to TKT’s system is based on the use of genetically-modified viruses to infect patients’ cells.  The Company believes that such viral approaches present a significant safety risk due to the possibility of causing new viral infections in patients.  Accordingly, Transkaryotic Therapy does not use infectious agents such as retroviruses, adenoviruses, or adeno-associated viruses to genetically engineer the patient’s cells.

Factor VIII Gene Therapy for Hemophilia A

TKT’s lead gene therapy program is for the treatment of hemophilia A.  Hemophilia A is caused by a deficiency or defect in protein coagulation Factor VIII.  Patients with the disease experience acute, debilitating, and often life-threatening bleeding episodes.  Depending on the severity of the disease, bleeding may occur spontaneously or after minor trauma.  Conventional treatment consists of temporarily increasing the patient’s Factor VIII levels through infusions of plasma-derived or recombinantly-produced Factor VIII.  It is estimated that there are approximately 50,000 hemophilia A patients worldwide.

TKT has completed a Phase I clinical trial of its Factor VIII gene therapy product in twelve patients with severe hemophilia A and the Company continues to monitor the patients.  This is the first-ever clinical trial to evaluate a gene therapy treatment for hemophilia A.  On June 7, 2001, The New England Journal of Medicine published an article entitled Nonviral Transfer of Gene Encoding Coagulation Factor VIII with Severe Hemophilia A, reporting that data from this trial suggested that TKT’s product was safe and well-tolerated.  In addition, investigators reported that four of six patients reported an increase in Factor VIII activity correlated with a decrease in bleeding and/or a reduction in the use of Factor VIII replacement therapy.  Furthermore, two patients had no spontaneous bleeds for approximately one year after treatment.

TKT is currently designing a Phase II clinical trial for its Factor VIII gene therapy product.

Collaborative Partners

Aventis Pharma

TKT entered into an agreement with Aventis in May 1994, focused on the development of Dynepo.  TKT has the potential to receive up to $48 million, consisting of license fees, equity investments, milestone payments, and research funding, of which $30 million had been received at December 31, 2001.  The remaining payments are contingent upon the achievement of certain regulatory and commercial milestones.  TKT also is entitled to a low double-digit royalty on net sales of Dynepo by Aventis.  Due to the uncertainty involving both the regulatory approval of Dynepo and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.

Under the license agreement, Aventis was granted exclusive rights to make, use, and sell Dynepo.  Aventis is responsible, at its own expense, for development, manufacturing, and marketing activities for the product.  The license agreement expires, on a country by country basis, on the later of (i) 10 years after the first commercial sale of the covered product in such country or (ii) the last to expire of the patents licensed under such agreement with respect to such country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by either party.

In addition, Aventis has assumed the cost of defense of the patent litigation with Amgen and Kirin-Amgen.  The Company is required to reimburse Aventis for its share of litigation expenses, as defined, from future royalties, if any, otherwise payable by Aventis as to the sale of Dynepo and in certain other circumstances.

At December 31, 2001, Aventis owned 2,187,408 shares of the Company’s common stock.

Sumitomo Pharmaceutical Co., Ltd.

In July 1998, the Company entered into an agreement with Sumitomo Pharmaceutical Co., Ltd. (“Sumitomo”) to commercialize Replagal in Japan and certain other Asian countries.  As of December 31, 2001, TKT has received $3 million from Sumitomo for milestones related to this agreement.  Sumitomo will make additional payments to TKT, subject to the achievement of milestones.  Sumitomo is responsible for development and commercialization of Replagal in its territories.  The distribution agreement expires on a country-by-country basis under specified circumstances, including a material breach of the agreement by the other party.

Genetics Institute, Inc.

In July 1993, TKT entered into an agreement with Genetics Institute, Inc. (“GI”) relating to a joint development and marketing program of TKT’s hemophilia A gene therapy product which utilizes GI’s intellectual property related to the DNA sequence encoding Factor VIII .

Under the agreement, GI has granted TKT a non-exclusive worldwide license under GI’s patents for use in certain non-viral gene therapy applications.  GI has agreed to pay a portion of the clinical development costs of the product in the United States, Canada, and the European Community.  TKT retained exclusive manufacturing rights throughout the world and exclusive marketing rights to all countries of the world, except those in Europe.  Subject to certain conditions, GI received exclusive rights to market the product in Europe.  The GI agreement terminates upon the expiration date of the last to expire license granted pursuant to the agreement.

Research and Development

For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $65.9 million, $56.4 million, and $43.9 million, respectively, on research and development activities.

Sales and Marketing

The Company expects to market and sell many of its products throughout the world by developing its own commercial capabilities.  In Japan, the Company intends to seek marketing partners for the sale of its products.

In April 2000, the Company entered into an agreement with stockholders of TKT Europe – 5S AB (“TKT Europe”) to establish the Company’s European sales and marketing subsidiary.  TKT Europe markets, sells and distributes Replagal throughout Europe.  TKT Europe generally sells Replagal directly to physicians and hospitals.  As of December 31, 2001, TKT Europe employed approximately 20 people.   To the extent other TKT products receive marketing approval in Europe, the Company anticipates that TKT Europe will also commercialize such products.

Prior to this agreement, the stockholders of TKT Europe were neither employees nor affiliated parties of the Company.  The stockholders are the principal managers of TKT Europe and own a 20% interest in it, while the Company owns the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the stockholders’ ownership interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase the stockholders’ ownership interest sixty days thereafter.  The buyout price, which is dependent upon the profitability of TKT Europe, cannot be determined at this time, but is expected to be significant.

In the United States, the Company is developing a commercial infrastructure for the marketing and sale of its products.  The Company has assembled a group of executives with broad experience in marketing, sales, distribution, and reimbursement of specialty biopharmaceutical products.  The Company expects that it will expand its infrastructure in the United States as its pipeline matures and products receive marketing authorization.

Manufacturing

TKT currently uses, and expects to continue in the future to use, internal manufacturing and contract manufacturing by third parties to meet its production requirements for preclinical testing, clinical trials, and commercial supply.

TKT has entered into contract manufacturing arrangements with third parties for the production of Replagal for commercial sale.

Under TKT’s collaboration with Aventis, Aventis is required to manufacture Dynepo required for clinical trials and commercial sale.  TKT expects that in the future it may employ third-party contract manufacturers for the production of other Gene-Activated proteins for clinical development and commercial sale.

In January 2001, the Company purchased a manufacturing facility for $8.8 million and leased an adjoining facility.  The Company expects to make improvements to these facilities, which could total approximately $20 million in 2002.  The Company expects that these facilities will be used to manufacture one or more of the proteins in its product pipeline.

Patent Litigation

Replagal Patent Litigation

TKT is involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the Delaware District Court regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Delaware District Court dismissed this patent litigation, granting TKT's motion for summary judgement of non-infringement and denying Gezyme's motion for summary judgement of infringement.  In March 2002, Genzyme appealed the ruling of the Delaware District Court to the Federal Circuit.

Dynepo Patent Litigation

TKT and Aventis are involved in patent litigation relating to Dynepo with Amgen in the United States and with Kirin – Amgen in the United Kingdom.  In January 2001, the Massachusetts District Court concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. TKT and Aventis have filed an appeal of the decision with the Federal Circuit.  Amgen has also appealed this decision.

In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin – Amgen.  TKT and Aventis have filed an appeal of this decision. Kirin - Amgen has also appealed this decision.

TKT believes that TKT and Aventis have strong grounds for both of these appeals.

Gene Therapy Patent Interference

In January 1996, the U.S. Patent and Trademark Office (“PTO”) declared an interference regarding an issued patent with broad claims to ex vivo gene therapy.  The participants in the interference are TKT, Genetic Therapy, Inc., a wholly owned subsidiary of Novartis AG (“GTI”), Syntex (USA), a wholly-owned subsidiary of Roche Holdings, Inc. (“Syntex”), and Cell Genesys, Inc. (“Cell Genesys”).

TKT has reached settlements with GTI, Syntex and Cell Genesys which, taken together, remove TKT from the interference.  Under these settlements, GTI, Syntex and Cell Genesys granted to TKT royalty-free non-exclusive licenses to practice TKT’s patented methods of non-viral ex vivo gene therapy.  The settlement involved no financial commitments by TKT to the other parties.  It is not clear whether any broad claims to ex vivo gene therapy will survive the interference, but TKT will have freedom to operate in this area regardless of how the PTO eventually resolves the interference.

Patents, Proprietary Rights, Trade Secrets, and Licenses

Patents and Proprietary Issues

The Company believes that protection of the proprietary nature of its products and technology is important to its business.   Accordingly, it has adopted and plans to maintain a vigorous program to secure and maintain such protection.   The Company’s practice is to file patent applications with respect to technology, inventions, and improvements that are important to its business.   The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, and the pursuit of licensing opportunities to develop and maintain its competitive position.

At December 31, 2001, the Company owned or licensed more than 35 issued patents and had more than 40 pending patent applications in the United States to protect its proprietary methods and processes.  It also has filed corresponding foreign patent applications for certain of these United States patent applications.  The issued United States patents and patent applications include those relating to the Company's Niche Protein platform, Gene Activation platform, and gene therapy platform.  The United States patents owned or licensed by TKT expire at various dates ranging from 2010 to 2019.

Intellectual Property Relating to Competing Products

For many currently-marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified.   As such, it was generally not possible to obtain a broad composition of matter patent for many of the currently-marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods (including methods of producing proteins using this approach) led to issued patents in many cases.  TKT continues to believe that by completely avoiding the use of isolated and purified DNA sequences encoding proteins of commercial interest, the Company’s technology does not infringe claims based on isolated and purified DNA sequences encoding such proteins.  Furthermore, the Company intends to avoid the use of technologies (such as specific protein purification procedures) that are the subject of patents that are not limited to protein products manufactured using conventional genetic engineering techniques.

Trade Secrets

To further protect its trade secrets and other proprietary property, the Company requires all employees, Scientific Advisory Board members, consultants, and collaborators having access to such proprietary property to execute confidentiality and invention rights agreements before beginning their relationship with the Company.  While such arrangements are intended to enable the Company to better control the use and disclosure of its proprietary property and provide for the Company’s ownership of proprietary technology developed on its behalf, they may not provide meaningful protection for such property and technology in the event of unauthorized use or disclosure, or in the event that such trade secrets or other proprietary property are independently developed by a third party.

Licenses

The Company has entered into several royalty-bearing licensing agreements under which it has acquired certain rights to use proprietary genes and related technology in its non-viral gene therapy products.  In particular, the Company has a non-exclusive worldwide license for certain non-viral gene therapy applications from GI with respect to GI’s intellectual property related to the DNA sequence encoding Factor VIII and a non-exclusive worldwide sublicense for non-viral gene therapy applications from British Technology Group plc with respect to its patented Factor IX gene.  In addition, the Company has an exclusive worldwide license to certain pending and issued patents from Women’s and Children’s Hospital, North Adelaide, Australia related to certain MPS diseases, including Hurler and Scheie syndromes (MPS I), Hunter syndrome (MPS II), and Sanfilippo syndrome (MPS III).

Competition

The biotechnology industry is highly competitive and characterized by rapid and significant technological change.  The Company believes that the primary competitive factors relating to the products that it is marketing and developing include their safety and efficacy compared to competitive products, and distribution channels, price, reimbursement, and health care management services.

Niche Protein Products

For many of the disease targets of the Company’s Niche Protein product platform, there is currently no cure or effective treatment.  Treatments generally are focused on the management of the disease’s symptoms.  In general, the Company believes that these diseases represent markets too small to attract the resources of larger pharmaceutical companies, but may provide attractive commercial opportunities to smaller companies.

The Company believes that the primary competition with respect to its Niche Protein product program is from biotechnology and smaller pharmaceutical companies.  Competitors include BioMarin Pharmaceutical Inc., Genzyme, Oxford GlycoSciences plc, and Synpac Pharmaceuticals, Ltd.  The markets for some of the potential Niche Protein products are quite small.  As a result, if competitive products exist, the Company may not be able to successfully commercialize its products.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan drugs”.  Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity.  Orphan drug exclusivity means that applications to market the same product for the same use may not be approved, except in very limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the United States.

For example, the Company competes with Genzyme in regard to the sales and marketing of Replagal.  Replagal has been granted marketing authorization in nineteen countries.  A competitive product, marketed by Genzyme, has also been granted marketing authorization in most of these countries.  Both Replagal and Genzyme’s product were granted co-exclusive orphan drug status in the European Union for up to 10 years.

In the United States, both TKT and Genzyme have received orphan drug designation for their respective products to treat Fabry disease.  Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product.  Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

Gene-Activated Protein Products

In its Gene-Activated protein platform, TKT is developing potentially improved versions of proteins that are currently marketed and proteins that have no currently-marketed counterparts.  For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.

Many of the protein products against which the Company’s Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third-party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block TKT’s entry into the market by asserting that the Company’s Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

Gene Therapy

The Company’s gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the diseases and conditions targeted. Although no gene therapy product is currently marketed, a number of companies, including major biotechnology and pharmaceutical companies, as well as development stage companies, are actively involved in this field.

European Union Government Regulation

In the European Union, TKT’s products are subject to extensive regulation by the European Union and the individual member states of the European Union.  Preclinical testing must be carried out in accordance with principles of good laboratory practice, subject to inspections by national authorities and requirements for certification of compliance in applications for approval to conduct clinical trials and in marketing authorization applications.  Clinical trials are subject to national regulation.  At present, the rules are not harmonized, but most member states require some form of notification or approval by government authorities, review and approval by independent ethics committees and other measures to protect the interests of human subjects.  Clinical trials are also expected to be carried out in compliance with detailed requirements for good clinical practice.  An European Union directive scheduled to take effect in 2004 will impose harmonized requirements for regulation of clinical trials, including special provisions for notification or approval of trials relating to biotechnology products and inspections by government authorities to insure compliance with good clinical practice.

Medicinal products intended for commercial distribution in the European Union must be subject to a marketing authorization.  For new biotechnology products, marketing authorization applications must be submitted to the European Agency for the EMEA.  They are reviewed by scientific experts in the Committee for Proprietary Medicinal Products (the “CPMP”), which issues an opinion that is referred to the Commission of the European Communities for a final decision, taken in conjunction with representatives of the member states.  Marketing authorization applications for new chemical entities that are not biotechnology products and certain other high-technology products may be submitted to the EMEA or to national authorities (most often by means of a mutual recognition procedure that is intended to insure that marketing authorizations granted by the member states are harmonized).  Marketing authorization applications must be supported by technical dossiers containing expert reports and detailed information (including reports of preclinical studies and clinical trials) demonstrating that the medicinal product will be safe, effective and of satisfactory quality.  In exceptional circumstances, less-than-complete clinical data may be accepted (e.g., when the authorities determine that it would be impractical or unethical to carry out full-scale pivotal clinical trials).  The European Union is in the process of converting to the common technical document, a standard dossier format that has been agreed between the United States, Japan and the European Union.

The European Union marketing authorization review process is time-consuming, often lasting 1-2 years or longer.  The review process is suspended whenever the applicant is requested to provide additional information; the applicant may be required to withdraw the application and resubmit it at a later date if additional tests are necessary to provide requested information.  European Union and national procedures ordinarily make provision for hearings and appeals, but in practice determinations by the authorities on scientific and medical questions relating to the authorization of medicinal products are often conclusive.  Marketing authorizations may be granted subject to special conditions, including requirements for post-marketing studies, clinical trials, reports and restrictions on distribution (e.g., limitation to use by specialists or in hospital settings).  Such requirements are frequently imposed when a marketing authorization is granted in exceptional circumstances without all of the clinical data that are normally required.

Establishments located within the European Union in which medicinal products are manufactured must be authorized by national authorities and inspected for compliance with good manufacturing practice.  European Union authorities may also inspect establishments in the United States or other non-European Union countries that manufacture medicinal products for European Union markets.  Each batch of a medicinal product that is imported to the European Union must be tested for compliance with applicable specifications and certified by a qualified person in the European Union.  Although the United States and the European Union have agreed in principle to mutual recognition of good manufacturing practices inspections, the details have not been worked out in practice, and it is uncertain when, or whether, actual mutual recognition will be achieved.

Advertising and promotion of medicinal products are regulated by national authorities pursuant to broadly harmonized provisions in European Union directives.  Interpretation and enforcement vary from country to country, but many European Union member states impose strict requirements concerning inducements and honoraria paid to physicians and other promotional activities.  In many European Union member states, competitors and other interested private parties may initiate suits to enforce compliance with medicines advertising rules.  Prescription medicinal products may not be advertised to patients or the general public in the European Union.  Some member states restrict or prohibit co-promotion of the same medicinal product by different pharmaceutical companies.

European Union and national rules govern the distribution of medicinal products by wholesalers and pharmacists.  National rules and practices often may make it necessary to appoint distributors or sell through wholesalers in each member state.

Marketing authorization holders are required to maintain systems for collecting and reporting information concerning suspected adverse reactions (pharmacovigilance).  In response to pharmacovigilance reports, authorities may initiate proceedings to revise the prescribing information for medicinal products or to suspend or revoke marketing authorizations.  Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice.

Most European Union member states maintain public health systems in which many medicinal products are paid for at least in part by government authorities, insurers or other third parties.  Nearly every member state has introduced one or more systems to control the cost of medicines supplied under these programs.  Member states fix the prices of medicinal products, impose reimbursement limits, establish positive or negative formularies, encourage prescribing or dispensing of generic substitutes for innovative products, and regulate the profitability of the pharmaceutical industry.  Wholesalers (parallel traders) often purchase medicinal products in low-price member states and sell them in higher-price member states, so that there is general downward pressure on prices throughout the European Union.

European Union medicines laws establish certain protections (in addition to patents) that are intended to encourage investment in research and development of medicinal products.  Innovative products are normally entitled to a period of “data exclusivity,” during which marketing authorizations may not be granted for generic versions that are not supported by full safety and efficacy data.  Data exclusivity periods currently vary from country to country for products authorized by the member states; for products authorized by the European Union, there is a uniform ten-year data exclusivity period.  There are, however, many unresolved questions concerning the scope and application of data exclusivity periods, and there is normally no additional period of protection for new uses of old medicinal products.

European Union law also includes special provisions for “orphan medicines” that are intended to treat rare diseases or conditions.  Criteria for designation are somewhat different from those in the United States.  Orphan medicines are entitled to ten years of market exclusivity (i.e., protection against approval of any “similar” product, whether or not supported by full safety and efficacy data).  This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.  Market exclusivity may also be defeated if a subsequent product is shown to be clinically superior, or if the sponsor cannot insure an adequate supply of the product.

Provisions for data and market exclusivity only protect against the grant of marketing authorizations.  Many European Union member states maintain alternative procedures that permit commercial distribution of medicinal products without marketing authorizations on a compassionate or “named-patient” basis.  Procedures differ from country to country, but all member states forbid advertising of such products and some countries prohibit or discourage named-patient distribution after a suitable licensed product is on the market.

All member states maintain systems under which persons claiming injuries due to medicinal products may seek damages.  The European Union product liability directive establishes general principles similar to the doctrine of strict liability in United States law, under which the producer may be held liable for damage caused by defective products.  Some member states have adopted a “development risk” defense, under which liability may be avoided if the producer can demonstrate that the risk could not have been discovered at the time the product was marketed.  Some member states have established special statutory or voluntary industry schemes to compensate persons injured by medicinal products.  In some member states, persons who market medicinal products that are deemed to be unsafe may also be held criminally liable.

United States Government Regulation

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of TKT’s products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act, and other laws, including, in the case of biologics, the Public Health Service Act. TKT believes that most of its products will be regulated by the FDA as biologics. TKT cannot market a biologic until it has submitted a BLA to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil or criminal penalties.

The steps required before a product may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug Application (“IND”), for human clinical testing, which must become effective before human clinical trials may begin, (iii) a series of clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA, (v) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP, and (vi) FDA review and approval of the BLA.

Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with chemistry, manufacturing, and control data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. TKT cannot be sure that a submitted IND will become effective thereby allowing initiation of a clinical trial for the product in question.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined, and certain phases may be eliminated. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, and pharmacologic action. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted conditions, (ii) determine dosage tolerance and appropriate dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population. The Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

The results of the preclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. If the BLA contains all pertinent information and data, the FDA will formally accept the file for review. The FDA may refuse to file the BLA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the BLA when it contains the missing information and data. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless current Good Manufacturing Practices (“cGMP”) compliance is satisfactory. The FDA may refuse to approve a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process require substantial time, effort, and financial resources, and TKT cannot be certain that any of its products will be approved on a timely basis, if at all. Also, new federal, state, or local government requirements may be established that could delay or prevent regulatory approval of its products under development.

Once the FDA approves a product, TKT and any third-party manufacturers are required to comply with a number of post-approval requirements. For example, TKT will be required to report certain adverse events to the FDA, and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, or BLA holder, including withdrawal of the product from the market.

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same drug for the same use for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of other different drugs or biologics for the indications for which the orphan product has exclusivity.

In addition to regulations in Europe and the United States, TKT will be subject to a variety of foreign regulations governing clinical trials and sales of TKT’s products, including Replagal. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

In addition to regulations enforced by the FDA, TKT is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. TKT’s research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although TKT believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, TKT could be held liable for any damages that result and any such liability could exceed TKT’s resources.

Employees

At December 31, 2001, the Company had 376 full-time employees.

Trademarks

Gene-Activated®, Niche Protein®, and TKT® are registered trademarks and Replagal™ and Transkaryotic Therapy™ are trademarks of the Company.  Dynepo™ is a trademark of Aventis.

ITEM 2.                  PROPERTIES

At December 31, 2001, the Company owned and leased a total of approximately 400,000 square feet of laboratory, office and manufacturing space in Massachusetts.  The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

ITEM 3.                  LEGAL PROCEEDINGS

The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Replagal Patent Litigation

In July 2000, Genzyme and Mount Sinai filed a patent infringement action against the Company in the Delaware District Court.

In January 2002, the Delaware District Court dismissed this patent litigation, granting TKT's motion for summary judgment of non-infringement and denying Genzyme's motion for summary judgment of infringement.  Genzyme sought monetary damages and injunctive relief.  In March 2002, Genzyme appealed the ruling of the Delaware District Court to the Federal Circuit.

Dynepo Patent Litigation

In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the Massachusetts District Court.

In January 2001, the Massachusetts District Court concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Amgen did not seek and was not awarded monetary damages.  TKT and Aventis have filed an appeal of the decision with the Federal Circuit. Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities related to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.

In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin–Amgen. TKT and Aventis have filed an appeal of this decision. Kirin-Amgen has also appealed this decision.

TKT believes that TKT and Aventis have strong grounds for both of these appeals.

Pursuant to an Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation.

The Company will reimburse Aventis for the Company’s share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

Gene Therapy Patent Interference

In January 1996, the PTO declared an interference regarding an issued patent with broad claims to ex vivo gene therapy. The participants in the interference are TKT, GTI, Syntex, and Cell Genesys.

TKT has reached settlements with GTI, Syntex and Cell Genesys which, taken together, remove TKT from the interference.  Under these settlements, GTI, Syntex and Cell Genesys granted to TKT royalty-free non-exclusive licenses to practice TKT’s patented methods of non-viral ex vivo gene therapy.  The settlement involved no financial commitments by TKT to the other parties.  It is not clear whether any broad claims to ex vivo gene therapy will survive the interference, but TKT will have freedom to operate in this area regardless of how the PTO eventually resolves the interference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position held with the Company
Richard F Selden, M.D., Ph.D.	43	President and Chief Executive Officer
Michael J. Astrue	45	Senior Vice President, Administration, General Counsel and Secretary
Renato Fuchs, Ph.D.	59	Senior Vice President, Manufacturing and Operations
Daniel E. Geffken	45	Senior Vice President, Finance, Chief Financial Officer, and Treasurer
David D. Pendergast, Ph.D.	53	Senior Vice President, Quality and Analytical Development
William H. Pursley	48	Senior Vice President, Commercial Operations
Douglas A. Treco, Ph.D.	44	Senior Vice President, Research and Development

Each officer’s term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

Richard F Selden, M.D., Ph.D., is the founder of TKT.  He has served as Chief Scientific Officer, Chairman of the Scientific Advisory Board and a Director since the Company’s inception in 1988 and as President and Chief Executive Officer since June 1994. He received an A.B. in Biology from Harvard College, an A.M. in Biology from the Harvard University Graduate School of Arts and Sciences, a Ph.D. in Genetics from the Division of Medical Sciences at Harvard Medical School and an M.D. from Harvard Medical School.

Michael J. Astrue has served as Senior Vice President, Administration, General Counsel and Secretary since May 2000.  From 1993 to 1999, he served as Vice President, Secretary and General Counsel of Biogen, Inc., a biotechnology company.  Mr. Astrue holds a B.A. in Philosophy and English from Yale University and a J.D. from Harvard Law School.

Renato Fuchs, Ph.D., joined the Company as Senior Vice President, Manufacturing and Operations, in March 2002.  Prior to joining TKT, Dr. Fuchs served at Chiron Corporation from 1993 through February 2002, most recently as Senior Vice President, BioPharmaceuticals.  Dr. Fuchs received a B.S. in Chemical Engineering from University of Valle and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology.

Daniel E. Geffken has served as Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company since December 2000 and, from February 1997 to December 2000, he served as Vice President, Finance, Chief Financial Officer and Treasurer.  He received a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from the Harvard Business School.

David D. Pendergast, Ph.D., has served as Senior Vice President, Quality and Analytical Development since December 2001.  Prior to joining TKT, Dr. Pendergast served at Biogen from April 1996 through April 2001, most recently as Vice President, Product Development and Quality Assurance.  Dr. Pendergast received a B.S. in Chemistry from Western Michigan University and a Ph.D. in Pharmaceutics from the University of Wisconsin.

William H. Pursley has served as Senior Vice President, Commercial Operations since April 1999.  From April 1995 to April 1999, Mr. Pursley was Senior Vice President, Commercial Development at BioTechnology General Corporation.  He received a B.A. in Biology from the University of Louisville.

Douglas A. Treco, Ph.D. has directed research at the Company since its inception in 1988.  Since February 1997, he has served as Senior Vice President, Research and Development. He received a B.S. in Biology and Chemistry from the University of Delaware and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York, Stony Brook.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company was incorporated in Delaware in 1988 and the Company’s Common Stock commenced trading on October 17, 1996 on The Nasdaq National Market under the symbol “TKTX.”  As of March 1, 2002, there were 108 holders of record of the Company’s Common Stock.

The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company’s Common Stock on The Nasdaq National Market.

	High	Low
2001
Quarter Ended:
December 31	$44.31	$27.37
September 30	32.60	24.50
June 30	32.00	14.24
March 31	36.56	13.84

2000
Quarter Ended:
December 31	$46.63	$30.88
September 30	48.00	25.19
June 30	52.00	24.44
March 31	85.38	32.56

The Company has never declared or paid any cash dividends on its capital stock.  The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company for the five years ended December 31, 2001 are derived from the consolidated financial statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

STATEMENT OF OPERATIONS DATA	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Product sales	$3,535	$—	$—	$—	$—
License and research revenues	2,653	7,247	3,870	5,325	5,788
Research and development expenses	65,921	56,440	43,946	25,617	18,111
Net loss	(70,243)	(51,021)	(44,456)	(19,965)	(12,871)
Basic net loss per share	$(2.78)	$(2.25)	$(2.25)	$(1.05)	$(0.74)
Shares used to compute basic net loss per share	25,228	22,675	19,763	19,052	17,394

BALANCE SHEET DATA	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Cash and marketable securities	$399,754	$245,456	$192,495	$110,155	$129,554
Other current assets	14,141	1,842	2,054	2,334	551
Property and equipment, net	41,587	23,597	20,384	5,140	4,505
Total assets	457,707	272,393	215,291	117,962	134,948
Total stockholders’ equity	436,163	247,857	195,782	113,646	131,749

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TKT is a biopharmaceutical company developing protein- and cell-based therapeutics for the treatment of a wide range of human diseases.  TKT is building a broad and renewable product pipeline based on three proprietary development platforms: Niche Protein products, Gene-Activated proteins and Transkaryotic Therapy gene therapy.

During 2001, the Company received its first product marketing approvals. In August 2001, Replagal (agalsidase alfa), the Company’s enzyme replacement therapy for the long-term treatment of patients with Fabry disease, was granted marketing authorization in the European Union. TKT also received approval to market Replagal in six other countries.  As of December 31, 2001, the Company had recorded a total of $3,535,000 of product sales.

The Company has incurred substantial annual operating losses since inception and expects that its research and development expenditures will increase in future years as product development efforts accelerate.  Accordingly, the Company expects to incur significant operating losses until substantial product sales are generated.   Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings and collaborative research and development arrangements with corporate sponsors to finance its operations. At December 31, 2001, the Company’s accumulated deficit was $235,672,000.

TKT is subject to risks and uncertainties common to companies in the biotechnology industry.  These risks and uncertainties are described below under the heading, “Certain  Factors That May Affect Future Results.”  The principal factors that may affect the Company’s results of operations include Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, the ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.  Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations.  These accounting policies require the Company to make subjective judgements in determining estimates about the effect of matters that are inherently uncertain.  The following accounting policies meet these characteristics and are considered most significant:

Revenue Recognition

The Company recognizes revenue from product sales when there is a persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. The Company recorded its first product sales from the sale of Replagal in Europe 2001.  In Europe and in some countries outside of the United States, collectibility is reasonably assured once reimbursement agreements and pricing arrangements are established, as these agreements establish the governmental agency’s intent to pay.  The Company has only recorded revenues in those countries for which these agreements have been established, thereby reasonably assuring collectibility.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out method.  Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Replagal produced before product approval in August 2001 was expensed as a research and development cost.  If product sales differ from projections, inventory may not be fully utilized and could be subject to impairment.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

During 2001, the Company recorded its first product sales, which were from the sale of Replagal in Europe.  Sales for the year totaled $3,535,000.  The Company expects sales of Replagal to increase significantly in 2002 and beyond, as additional patients begin Replagal therapy, pricing and reimbursement are established, and marketing authorizations are received in additional countries.

In 2001, cost of goods sold was $185,000. Costs associated with inventory produced before marketing approval in 2001, some of which was sold in 2001 and the balance of which will be sold in 2002, have been previously recognized as a research and development expense.  As a result, gross margins will not reflect full production costs until some time in 2002.  The Company expects that its cost of goods sold for 2002 will be approximately 25% of product sales.  For 2003 and beyond, the Company expects to increase production to meet increasing demand as the launch of Replagal accelerates, and that cost of goods sold, as a percentage of product sales, will likely decline.

License and research revenues totaled $2,653,000, $7,247,000 and $3,870,000 for the years ended December 31, 2001, 2000 and 1999, respectively. All revenues were earned from collaborative agreements with Aventis, GI and Sumitomo.  Included in the revenues for 2000 was a $3,500,000 milestone payment from Aventis relating to the submission of a BLA to the FDA for the approval of Dynepo.

Research and development expenses totaled $65,921,000 in 2001, as compared to $56,440,000 in 2000 and $43,946,000 in 1999.  The increase in 2001 of $9,481,000, or 17%, and the increase in 2000 of $12,494,000, or 28%, were primarily due to increases in external development services, principally clinical trial expenditures including manufacturing costs and research and development staffing, as the Company’s product development platforms continue to expand and mature. In addition, the Company capitalized $7,332,000 of Replagal production costs as inventory during 2001 that, prior to product approval in August 2001, would have been classified as a research and development expense.

During 2002, costs relating to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded. In addition to the three major programs discussed below, the Company expects to advance several other preclinical programs toward the IND stage in 2002. The largest component of increases in 2002 is expected to be costs related to building and operating its manufacturing facilities for its preclinical and clinical candidates.  In late 2002, the Company expects to occupy a new headquarters and research and development facility, which will significantly increase its occupancy costs in 2002 and beyond.

The Company’s three major research and development programs, Replagal, I2S for the treatment of Hunter Syndrome and Factor VIII gene therapy for the treatment of hemophilia A, represent the majority of its research and development spending.

For 2001, 2000 and 1999, research and development expenses for the Replagal program primarily included basic research, the costs of clinical trials, manufacturing costs of clinical supplies and costs associated with preparation of worldwide product marketing applications.  In 2001, after receipt of its first product marketing approval, the Company began to capitalize Replagal production costs as inventory, reducing the amount classified as research and development expense.  The amount of future research and development expenses associated with the Replagal program are not reasonably certain as these costs are dependent principally upon the regulatory process and information required by regulatory agencies, as well as the timing of obtaining marketing authorization in the United States and other countries, if granted.  The expenses associated with the development of Replagal are expected to decrease in 2002 and beyond as many of the costs related to its development have previously been incurred.

The I2S program is currently in a Phase I/II clinical trial.   Research and development expenses for the I2S program in 2001 include costs associated with the Company’s Phase I/II clinical trial including the manufacture of clinical supplies.  In 2000 and 1999, research and development expenses included costs associated with preclinical development and expenses related to the filing of an IND for the program.  Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost, nature and extent of additional clinical trials, uncertainties in the timing of the regulatory process and information required by regulatory agencies, and the costs associated with manufacture of I2S.  The Company expects that these costs will be significant and are likely to increase each year until such time, if ever, as marketing approvals are received, which the Company believes will not be earlier than 2004.

The Company’s gene therapy product to deliver Factor VIII to patients with hemophilia A is currently in a Phase I clinical trial.  For 2001, 2000 and 1999, research and development expenses included the cost of the Phase I clinical study, the related manufacture of clinical supplies and additional basic research and process development expenses.  The Company is currently designing a Phase II study.  Given the regulatory hurdles likely to be encountered in the development and marketing approval of any gene therapy product, the timing or cost associated with the project is not reasonably certain.  As no gene therapy product has ever received marketing approval, the Company expects development costs will be substantial.

Selling, general and administrative expenses were $24,823,000 for the year ended December 31, 2001, compared with $15,755,000 and $10,035,000 in 2000 and 1999, respectively.  The increase in 2001 of $9,068,000, or 58%, was principally due to costs incurred in preparation of the launch of Replagal in Europe and other countries and the creation of a global commercial infrastructure including sales, marketing and distribution capabilities.  Legal expenses, including those related to the Company’s litigation with Genzyme, also represented a major component of the increase. The increase in 2000 of $5,720,000, or 57%, was principally due to building a sales and marketing infrastructure related to the commercialization of Replagal.  During 2002, selling, general and administrative costs are expected to increase as worldwide commercialization activities expand.  In addition, with the completion of the new facility discussed above, occupancy costs will increase significantly in 2002 and beyond.

Net interest income was $11,274,000, $13,927,000 and $5,655,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The average cash and marketable securities balances were $261,940,000, $222,712,000 and $108,673,000 in 2001, 2000 and 1999, respectively.  The decrease in interest income in 2001 is due to lower rates of return earned.  The increase in interest income in 2000 as compared to 1999 is due to both higher average investment balances and higher rates of return earned.

In 1996, TKT made a strategic equity investment of $300,000 in a European biotechnology company, which was sold in 2001, resulting in a realized gain of $3,224,000.

The Company had a net loss of $70,243,000, $51,021,000 and $44,456,000 in 2001, 2000 and 1999, respectively.  Basic and diluted net loss per share was $2.78 for the year ended December 31, 2001, as compared to a basic and diluted net loss per share of $2.25 for both 2000 and 1999. Basic net loss per share was equivalent to diluted net loss per share for 2001, 2000 and 1999 because Common Stock equivalent shares from stock options and Convertible Preferred Stock have been excluded as their effect is anti-dilutive.

For the years ended December 31, 2001, 2000 and 1999 weighted average shares outstanding were 25,228,000, 22,675,000 and 19,763,000, respectively. The increase in weighted average shares outstanding reflects the sale of  7,785,000 shares of Common Stock from the Company’s public equity offerings in 2001 and the issuance of 3,571,000 shares of Common Stock in November 2001 upon the conversion of all outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The increase in weighted average shares outstanding in 2000 reflects the Company’s private placement of 3,300,000 shares of Common Stock in November 1999.  At December 31, 2001, total shares outstanding were 34,302,000.

Liquidity and Sources of Capital

Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements, and interest income.

The Company had cash, cash equivalents and marketable securities totaling $399,754,000 at December 31, 2001, including net proceeds of $255,219,000 from equity offerings in 2001 and restricted marketable securities collateralizing letters of credit totaling $8,715,000.  Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

Substantial additional funds may be required to support the Company’s research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, expansion of manufacturing capabilities, selling, general and administrative expenses and the buyout of the minority interests in TKT Europe, if applicable.

The Company expects that its existing capital resources, together with cash from collaborative agreements, product sales, and interest income, will be sufficient to fund its operations through at least 2004.  The Company’s cash requirements may vary depending on a number of factors, including Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, the ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.  Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

Until such time, if any, as the Company’s operations generate significant product sales, the Company will seek to fund operations with cash resources, interest income, proceeds from equity offerings, and debt financings, and funding from collaborative agreements.

The Company may pursue opportunities to obtain additional financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research agreements.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company’s continued progress in its exploratory, preclinical, and clinical development programs, and the extent of its commercial success.  There can be no assurance that such funds will be available on favorable terms, if at all.

The following table summarizes the Company’s significant contractual obligations at December 31, 2001:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Non-cancelable operating leases	$9,899	$25,288	$16,249	$32,166	$83,602

Other long term obligations	7,140	14,280	—	—	21,420

Total contractual cash obligations	$17,039	$39,568	$16,249	$32,166	$105,022

In August 2000, the Company entered into a lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts.  The Company expects to spend approximately $30,000,000 for leasehold improvements and equipment through December 2002 to outfit the building.

In January 2001, the Company purchased a manufacturing facility for $8,800,000 and leased an adjoining facility. The Company expects to make improvements to these facilities, which could total approximately $20,000,000 in 2002.  The Company expects that these facilities will be used to manufacture one or more of the proteins in its product pipeline.  There can be no guarantee that financing will be available on favorable terms, if at all.

In April 2000, the Company entered into an agreement with stockholders of TKT Europe to establish the Company’s European sales and marketing subsidiary.   Prior to this agreement, these stockholders were neither employees nor affiliated parties of the Company.  These stockholders are the principal managers of TKT Europe and own a 20% interest in it, while the Company owns the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the stockholders’ ownership interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase its ownership interest sixty days thereafter.  The buyout price, which is dependent upon the profitability of TKT Europe, cannot be determined at this time, but is expected to be significant.

In May 1994, the Company and Aventis entered into an agreement to commercialize Dynepo™.  Under the terms of the agreement, Aventis is obligated to pay the Company a total of $48,000,000 upon completion of all milestones and objectives set forth in the agreement.  As of December 31, 2001, the Company had received $30,000,000.  The remaining $18,000,000 in payments are contingent upon Aventis’ achievement of certain regulatory and commercial milestones. Aventis is responsible for the development, manufacturing and marketing of Dynepo.  The Company is entitled to receive a low double-digit royalty based on net sales. Due to the uncertainty involving both the regulatory approval of Dynepo and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $80,030,000, which expire at various times through 2022.  Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit.  The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code.  Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to the development of Replagal and with Amgen and Kirin-Amgen with respect to the development of Dynepo.  Pursuant to the Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal cost of the Amgen and Kirin-Amgen litigation.  The Company is required to reimburse Aventis for the Company’s share of litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo, and in certain other circumstances.

The Company can provide no assurance as to the outcome of these proceedings.  A decision by a court in any jurisdiction in a manner adverse to the Company would have a material adverse effect on the Company’s business, financial condition, and the results of operations.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements concerning:

•              ongoing litigation in which we are involved;

•              our efforts to obtain regulatory approval for our products;

•              product sales and margins on sales of our products;

•              our growth and future operating results;

•              the discovery and development of new products;

•              our products and technologies;

•              our collaborators;

•              our intellectual property; and

•              our manufacturing, marketing, sales, and distribution capabilities.

The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward–looking statements. These important factors include those set forth in this annual report under the caption “Certain Factors That May Affect Future Results”. These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward–looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward–looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this annual report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ from those indicated by forward-looking statements made in this annual report and presented elsewhere by management from time to time.

Regulatory Risks

We may not be able to obtain or maintain marketing approvals for our products.

We are not able to market any of our products in Europe, the United States or in any other jurisdiction without marketing approval from the EMEA, FDA or equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

Replagal was granted marketing authoriation in the fifteen countries of the European Union by the European Commission in August 2001. We have also received approval to market Replagal in The Czech Republic, Iceland, Israel, New Zealand, Norway, and Switzerland.

In the United States, we submitted a BLA to the FDA seeking marketing authorization for Replagal. In January 2001, the FDA issued a complete review letter regarding the BLA for Replagal. The FDA letter stated that the data that we had provided was not adequate for approval of the BLA at that time and requested additional information. In response to this letter, we have discussed the BLA with the FDA and have submitted additional data. We expect that after the FDA has reviewed the data, it will either approve the BLA or decline to approve it. If it declines to approve the BLA, the FDA may request additional information, possibly including data from additional clinical trials.

During 2000, Aventis submitted an MAA to the EMEA seeking marketing authorization of Dynepo in the European Union for the treatment of anemia associated with kidney disease. In March 2002, the EC granted marketing approval of Dynepo in the European Union.

Also during 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept this BLA for filing, requesting that Aventis provide additional manufacturing data.  Aventis is currently accumulating these data and, when complete, we expect that Aventis will submit a new BLA.

There can be no assurance as to whether or when any of these applications for marketing authorization relating to Replagal and Dynepo, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities.

If we fail to comply with the extensive regulatory requirements to which our products are subject, we could be subject to adverse consequences and penalties.

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in Europe, the United States, and elsewhere throughout the world.

In general, there can be no assurance that submission of materials requesting permission to conduct clinical trials will result in authorization by the EMEA, the FDA or equivalent foreign regulatory agency to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Once trials are complete and an application for marketing approval has been submitted to the relevant regulatory agency, the regulatory agency may deny the application if applicable regulatory criteria are not satisfied, or may require additional testing or information.

If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As to any product for which we obtain marketing approval, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the EMEA, the FDA and other regulatory agencies.

Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the regulatory agency’s delay in approving, or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, or the imposition of civil or criminal penalties.

We may not be able to obtain orphan drug exclusivity for our Niche Protein products and if our competitors are able to obtain orphan drug exclusivity before us, we may be precluded from marketing our Niche Protein products.

Some jurisdictions, including Europe and the United States, may designate therapeutics for relatively small patient populations as “orphan drugs”. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same use may not be approved, except in very limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to our success in this area. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained may not apply to such competitive product. Our competitors may also seek and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval.

Replagal was granted marketing authorization in the fifteen countries of the European Union by the European Commission in August 2001. A competitive product for the treatment of patients with Fabry disease, marketed by Genzyme, was also granted marketing authorization in the European Union. Both Replagal and Genzyme’s competing product were granted co-exclusive orphan drug status in the European Union for up to 10 years.

In the United States, both TKT and Genzyme have received orphan drug designation for their respective products.  Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product.  Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

If our clinical trials for a product are not successful, we may not be able to commercialize that product.

In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. We may not be able to obtain authority from the EMEA, the FDA or other equivalent foreign regulatory agencies to commence or complete these clinical trials.

The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials, may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the nature of the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our Niche Protein products is small. Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

We and our collaborators may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show our potential product to be both safe and efficacious. Thus, the EMEA, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

Because gene therapy is a relatively new technology and gene therapy products have not been extensively tested in humans, we may face delays and incur increased costs in the regulatory process related to our gene therapy products.

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

Ethical and social issues may cause regulatory authorities to increase the regulation of gene therapy clinical trials.

Due to adverse events that have occurred during some gene therapy clinical trials conducted by other biotechnology and pharmaceutical companies and institutions, the Federal government, the EMEA, the FDA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly concerned about the safety of these clinical trials. An increased concern over gene therapy trials generally may lead the EMEA, the FDA or other regulatory agencies to impose further regulation on gene therapy clinical trials. If further regulations are imposed on gene therapy research generally, the delays and costs involved in complying with such regulations may impair our ability to conduct gene therapy clinical trials in the future.

Patent Litigation and Intellectual Property Risks

We are a party to litigation with Genzyme and Mount Sinai involving Replagal, which could preclude us from manufacturing or selling Replagal.

Since July 2000, we have been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the Delaware District Court regarding a patent licensed by Genzyme from Mount Sinai. In January 2002, the Delaware District Court dismissed this patent litigation, grant our motion for summary judgement of non-infringement and denying Genzyme's motion for summary judgement of infringement.  In March 2002, Genzyme appealed the ruling of the Delaware District Court to the Federal Circuit.  If Genzyme is successful in its appeal, the Company may be precluded from marketing and selling Replagal.  We can provide no assurance as to the outcome of this litigation.

We are party to litigation with Amgen and Kirin–Amgen involving Dynepo, which could preclude us from manufacturing or selling Dynepo.

In April 1997, Amgen commenced a patent infringement action against us and Aventis in the Massachusetts District Court.   In January 2001, the Massachusetts District Court concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Amgen did not seek and was not awarded monetary damages.  We and Aventis have filed an appeal of the decision with the Federal Circuit. Amgen has also appealed this decision.

In addition, in July 1999, we and Aventis commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin–Amgen. We and Aventis have filed an appeal of this decision. Kirin-Amgen has also appealed this decision.

We can provide no assurance as to the outcome of either litigation.  Unless we and Aventis are successful in our appeal, we and Aventis will be precluded from manufacturing and selling Dynepo in the relevant jurisdiction.  In addition, the litigation is costly and we are required to reimburse Aventis, which is paying the litigation expenses, for our share of the expenses from future royalties and in certain other circumstances.

We may become involved in additional and expensive patent litigation or other proceedings.

The biotechnology industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings with respect to our Niche Protein products, Gene-Activated protein products, gene therapy technology, or other technology.  Such litigation could result in liability for damages, prevent our development and commercialization efforts, or divert management, or other technology’s attention and resources.

An adverse outcome in any patent litigation or other proceeding involving patents could subject us to significant liabilities to third parties and require us to cease using the technology or product that is at issue or to license the technology or product from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to develop, manufacture, and market products, form strategic alliances, and compete in the marketplace.

If we are unable to obtain patent protection for our discoveries, the value of our technology and products may be adversely affected.

Our success will depend in part on our ability to obtain patent protection for our processes and products in the United States and other countries. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.  We may not be issued patents relating to our technology. Even if issued, patents may be challenged, invalidated, or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

We may not hold proprietary rights to certain product patents, process patents, and use patents related to our products or their methods of manufacture. In some cases, these patents may be owned or controlled by third parties. As a result, we may be required to obtain licenses under third-party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, we may not be able to market these products.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products will be adversely affected.

We rely upon unpatented proprietary technology, processes, and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants, and other third-party contractors. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

If we fail to comply with any of our obligations under any of the agreements under which we license commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

We are a party to a number of patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

Business Risks

Our Revenue From Product Sales Is Dependent on the Commercial Success of Replagal

During 2001, we received marketing authorizations for our first product.  Replagal was granted marketing authorization in the European Union in August 2001.  We have also received approval to market Replagal in six other countries.  We expect that Replagal will account for all of our product sales through 2004, at the earliest.  The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease.  If Replagal does not generate significant product sales, TKT will be required to fund operations with cash resources, interest income, proceeds from equity offerings and debt financings and funding from collaborative agreements.

The market may not be receptive to our products upon their introduction.

The commercial success of any of our products for which we obtain marketing approval from the EMEA, the FDA, or other regulatory authorities will depend upon their acceptance by patients, the medical community and third-party payors as clinically effective, safe, and cost-effective.  It may be difficult for us to achieve market acceptance of our products.

Other factors that we believe will materially affect market acceptance of our products include:

•              the timing of the receipt of marketing approvals;

•              the countries in which such approvals are obtained; and

•              the safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products.

We have limited experience and resources in manufacturing and will incur significant costs to develop this experience or rely on third parties to manufacture our products on our behalf.

We have limited manufacturing experience and, in order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.  We currently use, and expect to continue in the future to use, internal manufacturing and contract manufacturing by third parties to meet our production requirements for preclinical testing, clinical trials, and commercial supply.

To the extent that we are parties to manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. There are a limited number of such third-party manufacturers capable of manufacturing our protein products with a limited amount of production capacity. As a result, we may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them.

To the extent that we elect not to or cannot contract for third-party manufacturing for any of our products, we will need to manufacture these products in our own manufacturing facilities. We have limited manufacturing experience.  We are investing, and may need in the future to invest, substantial additional funds to build our own manufacturing facilities and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities. There can be no assurance that we will be able to successfully build or operate our own facilities, that our facilities will comply with applicable regulations or that our facilities will enable us to manufacture our products at a commercially reasonable cost.

If we fail to obtain an adequate level of reimbursement by third-party payors for our products, we may not have commercially viable markets for our products.

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In the United States, the availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors generally attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services.

We expect that the prices for many of our products, when commercialized, including in particular, our Niche Protein products, may be high compared to other pharmaceutical products.   For example, as of March 31, 2002, we have established pricing and reimbursement in substantially all countries in Europe in which Replagal has been approved. The average price established is approximately $165,000 per patient per year.  We have not established reimbursement for Replagal in all of the countries in which it has been approved and may not establish reimbursement in one or more of those countries at adequate levels or at all.  The price of our products may make reimbursement more difficult to obtain, if it can be obtained at all.

The Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services has considered proposals from time to time to reduce the reimbursement rate with respect to erythropoietin.  If Dynepo is approved and commercialized, adoption by the Centers for Medicare and Medicaid Services of any such proposal might have an adverse effect on the pricing of Dynepo.

We also may experience pricing pressure with respect to Replagal and other products for which we may obtain marketing approval due to the trend toward managed health care, the increasing influence of health maintenance organizations and legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

We may be unable to develop technologies and products that are more clinically efficacious or cost-effective than products developed by our competitors. Even if we obtain marketing approval for our product candidates, many of our competitors have more extensive and established sales, marketing, and distribution capabilities than we do. Litigation with third parties, including litigation with Amgen and Genzyme, could delay our time to market or preclude us from reaching the market for certain products and enable our competitors to more quickly and effectively penetrate certain markets.

Niche Protein Products. For many of the disease targets of our Niche Protein product platform, there is currently no cure or effective treatment. Treatments generally are focused on the management of the disease’s symptoms. In general, we believe that these diseases represent markets too small to attract the resources of larger pharmaceutical companies, but may provide attractive commercial opportunities to smaller companies.

We believe that the primary competition with respect to our Niche Protein product program is from biotechnology and smaller pharmaceutical companies.  Competitors include BioMarin Pharmaceutical Inc., Genzyme, Oxford GlycoSciences plc, and Synpac Pharmaceuticals, Ltd. The markets for some of the potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

We believe that our primary competition with respect to Replagal is Genzyme. Replagal was granted marketing authorization in the fifteen countries of the European Union by the European Commission in August 2001. A competitive product for the treatment of patients with Fabry disease, marketed by Genzyme, was also granted marketing authorization in the European Union.  Both Replagal and Genzyme’s competing product were granted co-exclusive orphan drug status in the European Union for up to 10 years.

In the United States, both we and Genzyme have received orphan drug designation for our respective products.  Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product.  Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

Gene-Activated Protein Products.  In our Gene-Activated protein program, we are developing potentially improved versions of proteins that are currently marketed and proteins that have no currently-marketed counterparts. For instance, in the case of Dynepo, erythropoietin and competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd.

Many of the protein products against which our Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third-party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block our entry into the market by asserting that our Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

Gene Therapy.  Our gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the diseases and conditions targeted. Although no gene therapy product is currently marketed in the United States, a number of companies, including major biotechnology and pharmaceutical companies, as well as development stage companies, are actively involved in this field.

Competition for technical, commercial and administrative personnel is intense in our industry and we may not be able to sustain our operations or grow if we are unable to attract and retain key personnel.

Our success is highly dependent on the retention of principal members of our technical, commercial, and administrative staff. Furthermore, our future growth will require hiring a significant number of qualified technical, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain or grow our operations.

We have limited sales and marketing experience and capabilities and will need to develop this expertise or depend on third parties to successfully sell and market our products on our behalf.

We have limited sales and marketing experience and capabilities. In order to market our products, including Replagal, we will need to develop this experience and these capabilities or rely upon third parties, such as our collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force.

We depend on our collaborators to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell certain products on our behalf and none of their efforts may be scientifically or commercially successful.

We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell Dynepo in the United States and Europe; Sumitomo to develop and commercialize Replagal for Fabry disease in Japan and other Asian countries; and GI to co-develop and commercialize Factor VIII gene therapy for hemophilia A in Europe. Our collaborators may not devote the resources necessary or may otherwise be unable or unwilling to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under specified circumstances.

Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•              our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us or which could affect our collaborative partners’ commitment to the collaboration with us;

•              reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

•              our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

•              our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us.

We may be exposed to product liability claims and may not be able to obtain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. Our clinical trial liability insurance and product liability insurance are subject to deductibles and coverage limitations. We may not be able to obtain additional insurance or maintain insurance on acceptable terms or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

Financing Risks

We have not been profitable and expect to continue to incur substantial losses.

We have experienced significant operating losses since our inception in 1988. We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will increase as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.  We recorded approximately $3.5 million in product sales in 2001.

We may need additional financing, which may be difficult to obtain.

We may require additional funds to conduct research and development, including preclinical testing and clinical trials of our potential products and to manufacture and market any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including the following:

•              the timing, receipt, and amount of product sales;

•              continued progress in our research and development programs, as well as the magnitude of these programs;

•              the scope and results of our clinical trials;

•              the timing of, and the costs involved in, obtaining regulatory approvals;

•              the cost of manufacturing activities;

•              the cost of commercialization activities, including product marketing, sales and distribution;

•              the cost of additional facilities requirements;

•           the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent–related costs, including litigation costs and the results of such litigation;

•              the cost of obtaining and maintaining licenses to use patented technologies;

•              our ability to establish and maintain collaborative arrangements;

•              the cost of buying out the minority interest in TKT Europe, if applicable;

•              the timing, receipt, and amount of milestones, royalties and other payments from collaborators; and

•              other working capital requirements.

We may seek additional funding through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains its investment portfolio consistent with its Investment Policy, which has been approved by the Board of Directors.  The Company’s investment portfolio consists of investments only in U.S. government and agency obligations. The Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase.  However, due to the relatively short duration of the Company’s investments, interest rate risk is mitigated.  The Company does not own derivative financial instruments in its investment portfolio.

Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

As of December 31, 2001, the Company did not have any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

•                  Report of Independent Auditors

•                  Consolidated Balance Sheets as of December 31, 2001 and 2000

•                  Consolidated Statements of Operations for the years ended

December 31, 2001, 2000 and 1999

•                  Consolidated Statement of Stockholders’ Equity for the years ended

December 31, 2001, 2000 and 1999

•                  Consolidated Statements of Cash Flows for the years ended

December 31, 2001, 2000 and 1999

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Transkaryotic Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

February 8, 2002

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$323,877	$49,445
Marketable securities	75,877	196,011
Accounts receivable	2,374	—
Inventories	7,147	—
Prepaid expenses and other current assets	4,620	1,842
Total current assets	413,895	247,298

Property and equipment, net	41,587	23,597
Other assets	2,225	1,498

Total assets	$457,707	$272,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,394	$3,986
Accrued expenses	12,150	8,550
Current maturities of long-term debt	—	2,500
Total current liabilities	21,544	15,036

Long-term debt, less current maturities	—	9,500

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 10 shares issued and outstanding at December 31, 2000	—	1
Series B preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,302 and 22,700 shares issued and outstanding at December 31, 2001 and 2000, respectively	343	227
Additional paid-in capital	670,959	413,242
Accumulated deficit	(235,672)	(165,429)
Deferred compensation	(114)	(860)
Accumulated other comprehensive income	647	676
Total stockholders’ equity	436,163	247,857

Total liabilities and stockholders’ equity	$457,707	$272,393

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Product sales	$3,535	$—	$—
License and research revenues	2,653	7,247	3,870
	6,188	7,247	3,870

Operating expenses:
Cost of goods sold	185	—	—
Research and development	65,921	56,440	43,946
Selling, general and administrative	24,823	15,755	10,035
	90,929	72,195	53,981

Loss from operations	(84,741)	(64,948)	(50,111)

Interest income, net	11,274	13,927	5,655
Gain on sale of investment	3,224	—	—

Net loss	$(70,243)	$(51,021)	$(44,456)

Basic and diluted net loss per share
	$(2.78)	$(2.25)	$(2.25)

Shares used in computing basic and diluted net loss per share
	25,228	22,675	19,763

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

(in thousands)

Balance at December 31, 1998	—	—	19,126	$191

Issuances of common stock, net	—	—	3,466	35

Deferred compensation related to stock options granted	—	—	—	—

Compensation expense related to equity issuances	—	—	—	—

Reversal of deferred compensation related to forfeited restricted stock and stock options granted	—	—	—	—

Unrealized loss on marketable securities	—	—	—	—

Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

Balance at December 31, 1999	—	—	22,592	226

Issuance of convertible preferred stock, net	10	$1	—	—

Issuances of common stock	—	—	108	1

Compensation expense related to equity issuances	—	—	—	—

Reversal of deferred compensation related to forfeited restricted stock and stock options granted	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—

Foreign currency translation adjustment	—	—	—	—

Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

Balance at December 31, 2000	10	1	22,700	227

Issuances of common stock, net	—	—	8,031	80

Conversion of convertible preferred stock	(10)	(1)	3,571	36

Compensation expense related to equity issuances	—	—	—	—

Reversal of deferred compensation related to forfeited restricted stock and stock options granted	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—

Foreign currency translation adjustment	—	—	—	—

Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

Balance at December 31, 2001	—	$—	34,302	$343

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

	Additional Paid-In Capital	Accumulated Deficit
	(in thousands)
Balance at December 31, 1998	$186,067	$(69,952)

Issuances of common stock, net	125,715	—
Deferred compensation related to stock options granted	208	—
Compensation expense related to equity issuances	67	—
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	(240)	—
Unrealized loss on marketable securities	—	—
Net loss	—	(44,456)
Comprehensive loss	—	—
Balance at December 31, 1999	311,817	(114,408)

Issuance of convertible preferred stock, net	99,796	—
Issuances of common stock	1,672	—
Compensation expense related to equity issuances	—	—
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	(43)	—
Unrealized gain on marketable securities	—	—
Foreign currency translation adjustment	—	—
Net loss	—	(51,021)
Comprehensive loss	—	—
Balance at December 31, 2000	413,242	(165,429)

Issuances of common stock, net	257,787	—
Conversion of convertible preferred stock	(35)
Compensation expense related to equity issuances	54	—
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	(89)	—
Unrealized gain on marketable securities	—	—
Foreign currency translation adjustment	—	—
Net loss	—	(70,243)
Comprehensive loss	—	—

Balance at December 31, 2001	$670,959	$(235,672)

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 1998	$(2,632)	$(28)	$113,646

Issuances of common stock, net	—	—	125,750
Deferred compensation related to stock options granted	(208)	—	—
Compensation expense related to equity issuances	955	—	1,022
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	240	—	—
Unrealized loss on marketable securities	—	(180)	(180)
Net loss	—	—	(44,456)
Comprehensive loss	—	—	(44,636)
Balance at December 31, 1999	(1,645)	(208)	195,782

Issuance of convertible preferred stock, net	—	—	99,797
Issuance of common stock	—	—	1,673
Compensation expense related to equity issuances	742	—	742
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	43	—	—
Unrealized gain on marketable securities	—	776	776
Foreign currency translation adjustment	—	108	108
Net loss	—	—	(51,021)
Comprehensive loss	—	—	(50,137)
Balance at December 31, 2000	(860)	676	247,857

Issuance of common stock, net	—	—	257,867
Conversion of convertible preferred stock	—	—	—
Compensation expense related to equity issuances	657	—	711
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	89	—	—
Unrealized gain on marketable securities	—	7	7
Foreign currency translation adjustment	—	(36)	(36)
Net loss	—	—	(70,243)
Comprehensive loss	—	—	(70,272)

Balance at December 31, 2001	$(114)	$647	$436,163

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(70,243)	$(51,021)	$(44,456)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,886	2,411	1,983
Compensation expense related to equity issuances	711	742	1,022
Gain on sale of investment	(3,224)	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,401)	—	—
Increase in inventory	(7,147)	—	—
Decrease (increase) in prepaid expenses and other current assets	(2,807)	212	280
Increase in accounts payable	5,432	1,986	544
Increase in accrued expenses	3,610	4,592	1,149
Net cash used for operating activities	(70,183)	(41,078)	(39,478)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	198,263	127,656	110,640
Purchases of marketable securities	(74,898)	(281,598)	(73,718)
Purchases of property and equipment	(23,876)	(5,624)	(17,227)
Increase in other assets	(727)	(1,140)	(25)
Net cash provided by (used for) investing activities	98,762	(160,706)	19,670

FINANCING ACTIVITIES:
Issuances of common stock, net	257,867	1,673	125,750
Principal payments of long-term debt	(12,000)	(1,500)	(500)
Issuance of convertible preferred stock, net	—	99,797	—
Proceeds from long-term debt financing	—	—	14,000
Net cash provided by financing activities	245,867	99,970	139,250
Effect of exchange rate changes on cash and cash equivalents	(14)	57	—
Net increase (decrease) in cash and cash equivalents	274,432	(101,757)	119,442
Cash and cash equivalents at January 1	49,445	151,202	31,760
Cash and cash equivalents at December 31	$323,877	$49,445	$151,202

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

TKT is a biopharmaceutical company developing protein- and cell-based therapeutics for the treatment of a wide range of human diseases.  TKT is building a broad and renewable product pipeline based on three proprietary development platforms: Niche Protein products, Gene-Activated proteins and Transkaryotic Therapy gene therapy.

During 2001, the Company received its first product marketing approvals.  In August 2001, the European Commission granted marketing authorization in the European Union for Replagal, the Company’s enzyme replacement therapy for the long-term treatment of patients with Fabry disease. TKT also received approval to market Replagal in six other countries.

TKT is subject to risks and uncertainties common to companies in the biotechnology industry.  The principal factors that may affect the Company’s results of operations depend on, among other factors, Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year.  Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.    Foreign currency transaction gains and losses are included in the Company’s operating expenses and are not material.  Currently, the Company does not hedge its foreign currency exposure.

All product sales were in Europe.  The Company invoices for product sales in the currency of the country into which the product is sold.  Substantially all of the Company’s manufacturing costs are incurred in the U.S.  Therefore, any fluctuation in the value of the payment currencies relative to the U.S. dollar will impact gross margins since the Company’s manufacturing costs would remain the same while its sales in terms of U.S. dollars would change. In 2001, these currency fluctuations were immaterial.

COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities, designated as available-for-sale, and cumulative foreign currency translation adjustments. Unrealized gains of $575,000 and $568,000 were included in accumulated other comprehensive income at December 31, 2001 and 2000, respectively.  Accumulated other comprehensive income also included $72,000 and $108,000 of foreign currency translation adjustments at December 31, 2001 and 2000, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Collectibility of accounts receivable is dependent upon establishing reimbursement agreements and pricing arrangements for Replagal in each country the product is sold.  The Company has only recorded product sales in those countries for which these agreements have been established.

The Company derives its license and research revenue primarily from license fees and the achievement of certain milestones under collaborative agreements.  Revenue from license fees is recorded once all significant obligations under the collaborative agreement have been fulfilled by the Company.  Milestones are recorded when the Company has successfully completed the substantive, at-risk performance objectives and obligations related to the milestone.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as they are incurred.  These costs comprise expenditures relating to basic research, preclinical testing, clinical trials including clinical related manufacturing, regulatory filings and development of large scale manufacturing processes for the Company’s three product development platforms.

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

The Company’s credit exposure on its marketable securities is limited by its investment only in U.S. government and agency obligations.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both historical and projected. Inventory produced before product approval in August 2001 was recognized as a research and development expense.  As a result, cost of goods sold as a percentage of sales in 2001 is not representative of future results.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter.

STOCK-BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.”

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

SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in one segment as the Company’s chief operating decision makers review the revenues and expenses of the Company on an aggregate basis and manage the operations of the Company as a single operating segment.

During 2001, all product sales were in Europe.  The Company’s investment in long-lived assets in Europe is immaterial.

NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” and related interpretations.  Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 2001, 2000 and 1999 because common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.  TKT EUROPE - 5S AB

In April 2000, the Company entered into an agreement with stockholders of TKT Europe to establish the Company’s European sales and marketing subsidiary.  Prior to this agreement, these stockholders were neither employees nor affiliated parties of the Company.  These stockholders are the principal managers of TKT Europe and own a 20% interest in it, while the Company owns the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the stockholders’ ownership interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase the stockholders’ ownership interest sixty days thereafter.  The buyout price, which is dependent upon the profitability of TKT Europe, cannot be determined at this time, but is expected to be significant.  If such buyout occurs, it will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

4.  MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2001	$75,302	$575	$—	$75,877

December 31, 2000	$211,352	$574	$(6)	$211,920

These securities are classified in the accompanying balance sheets at December 31 as follows:

	2001	2000
	(in thousands)
Cash equivalents	$—	$15,909
Marketable securities	75,877	196,011

	$75,877	$211,920

Marketable securities held at December 31, 2001 all mature in less than one year.

5.  INVENTORIES

Inventories consist of the following at December 31, 2001:

(in thousands)
Raw materials	$452
Work in process	4,214
Finished goods	2,481
$7,147

6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2001	2000
	(in thousands)
Leasehold improvements	$21,504	$8,017
Laboratory equipment	13,648	7,533
Office furniture and equipment	7,114	4,883
Construction in process	19,104	17,075
	61,370	37,508
Less accumulated depreciation and amortization	19,783	13,911

	$41,587	$23,597

Depreciation and amortization expense on property and equipment was $5,886,000, $2,411,000 and $1,983,000 in 2001, 2000 and 1999, respectively.

7.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2001	2000
	(in thousands)
External development services	$4,538	$4,106
Salaries and benefits	3,434	2,337
Professional fees	1,034	801
Construction costs	1,241	—
Other	1,903	1,306

	$12,150	$8,550

8.  LONG-TERM DEBT

In December 1998, the Company obtained an unsecured term loan facility for $14,000,000 to finance the capital costs and equipment related to leased space.  This loan and all interest due thereon was repaid in full in October 2001.

For the year ended December 31, 2001, interest expense totaled $544,000.  For the years ended December 31, 2000 and 1999, interest of $1,042,000 and $410,000, respectively, was capitalized in connection with construction in process.  Interest paid on the loan facility was $808,000, $836,000 and $352,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.  LETTERS OF CREDIT

As of December 31, 2001, the Company had outstanding letters of credit primarily related to lease obligations, totaling $7,450,000.  Marketable securities totaling $8,715,000 are restricted and serve as collateral for the letters of credit.

10.  STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 shares have been designated for Series A Preferred Stock and 1,000,000 shares have been designated for Series B Junior Participating Preferred Stock (“Series B Preferred Stock”).

SERIES A CONVERTIBLE PREFERRED STOCK

In June 2000, the Company sold 10,000 shares of Series A Preferred Stock at the then current market value to investment funds affiliated with E. M. Warburg, Pincus & Co., L.L.C., which has representatives on the Company’s Board of Directors.  Net proceeds to the Company were $99,797,000.  In November 2001, the Company issued 3,571,000 shares of Common Stock upon the conversion of all of the outstanding Series A Preferred Stock.

COMMON STOCK OFFERINGS

In December 2001, the Company sold 5,220,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $159,058,000.

In June 2001, the Company sold 3,565,000 shares of its Common Stock resulting in net proceeds to the Company of $96,161,000.

SHAREHOLDER RIGHTS PLAN

In December 2000, the Company adopted a shareholder rights plan.  The plan is intended to provide TKT shareholders with an opportunity to realize the full value of their investment and to provide fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire TKT.

Under the plan, a dividend of one Preferred Stock purchase right was declared for each share of Common Stock held of record as of the close of business on December 26, 2000. One million shares of Preferred Stock have been designated as Series B Preferred Stock and are reserved for issuance in connection with the plan.  Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock. Initially the rights are not exercisable and will automatically trade with the underlying shares of Common Stock. The rights will not become exercisable unless a person acquires, or commences a tender offer to acquire, beneficial ownership of 20% or more of the Company’s outstanding Common Stock, subject to certain limited exceptions. If the rights become exercisable, each right would initially entitle shareholders of TKT, other than the acquiring person, to purchase  one one-thousandth of a share of Series B Preferred Stock at an initial exercise price of $289. If a person acquires beneficial ownership of 20% or more of the Company’s outstanding Common Stock, subject to certain limited exceptions, each right, other than those owned by the acquiring person, would entitle its holder to purchase shares of the Company’s Common Stock having a market value of two times the exercise price of the right.  The rights may be redeemed by the Board in certain circumstances and will expire in December 2010 unless extended.

STOCK COMPENSATION PLANS

The Company has adopted several stock compensation plans, which provide for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, Directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 2001, approximately 5,833,000 shares of Common Stock have been reserved for issuance under the plans. Stock options generally vest ratably over periods of up to six years and are exercisable for ten years from the date of grant.

Stock option activity under the plans is as follows:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands, except option prices)
Outstanding at January 1	3,249	$28.21	2,214	$23.57	1,370	$12.99
Granted	1,793	27.13	1,285	35.65	1,179	33.56
Exercised	(245)	10.79	(108)	15.57	(167)	7.04
Cancelled	(663)	33.15	(142)	32.78	(168)	23.10
Outstanding at December 31	4,134	27.98	3,249	28.21	2,214	23.57
Options exercisable at December 31	1,158	$25.90	905	$21.51	515	$16.96
Weighted average fair value per share of options granted during the year		$19.63		$27.10		$20.72

The exercise price and life information for significant option groups outstanding at December 31, 2001 is as follows:

	Outstanding			Exercisable
Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
	(in thousands, except option prices)
$.01	317	4.05	$0.01	240	$0.01
$13.84-20.50	657	8.59	$15.69	58	$19.28
$21.00-31.50	1,394	8.41	$28.40	273	$28.11
$31.75-45.00	1,698	8.59	$36.65	571	$35.66
$45.13-55.19	55	8.35	$46.74	13	$47.16
$67.88-84.25	13	8.19	$73.36	3	$72.39
	4,134			1,158

Pursuant to the requirements of SFAS No. 123, the following are the pro forma net loss and net loss per share amounts for 2001, 2000 and 1999, as if stock-based compensation had been determined based on the fair value at the grant date for grants in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123:

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)
Net loss	$(70,243)	$(85,824)	$(51,021)	$(68,399)	$(44,456)	$(52,193)

Basic and diluted net loss per share	$(2.78)	$(3.40)	$(2.25)	$(3.02)	$(2.25)	$(2.64)

The fair value of options issued pursuant to the plans at the date of grant were estimated using the Minimum Value method for options granted prior to the initial public offering and the Black-Scholes model for options granted subsequent to the initial public offering. The estimation of the fair value of these options at the date of grant used the following assumptions:

	2001	2000	1999
Expected life (years)	1.5-7.5	2.5-7.5	1.5-7.5
Interest rate	2.0-5.1%	4.8-5.2%	5.2–6.7%
Expected volatility	0.95	0.95	0.70

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects on 2001, 2000 and 1999 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only six, five, and four years, respectively, of option grants.

11.  LICENSE AND RESEARCH AGREEMENTS

The Company has a license agreement with Aventis for the development and commercialization of Dynepo.  Pursuant to this agreement, the Company is entitled to receive non-refundable licensing fees upon the successful completion of certain development and marketing milestones by Aventis totaling $48,000,000, of which $30,000,000 has been received.  In addition, Aventis is required to pay royalties based on net product sales.  Due to the uncertainty involving both the regulatory approval of Dynepo and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.

There were no revenues earned from Aventis for the year ended December 31, 2001.  For the years ended December 31, 2000 and 1999, license and research revenues earned from Aventis totaled $3,500,000 and $3,531,000, respectively.  At December 31, 2001, Aventis owned 2,187,000 shares of the Company’s Common Stock.

The Company entered into a license agreement with Sumitomo to commercialize Replagal in Japan and certain other Asian countries.  For the years ended December 31, 2001, 2000 and 1999, license and research revenues from Sumitomo totaled $1,705,000, $1,051,000 and $339,000, respectively.

In 2001 and 2000, the Company also received license and research revenue from GI, the Company’s collaborative partner for its hemophilia A gene therapy program, in the amount of $948,000 and $2,696,000.

The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology.

12.  EMPLOYEE RETIREMENT PLANS

The Company maintains a qualified defined contribution 401(k) plan covering substantially all employees of the Company. The Company matches 50% of employee contributions in cash, up to 7% of compensation subject to statutory limits. Employer contributions vest ratably over five years. The related expense was $795,000, $471,000 and $310,000 in 2001, 2000 and 1999, respectively.

In 2000, the Company established a non-qualified deferred compensation plan, which permits certain management employees to annually elect to defer a portion of their compensation on a pre-tax basis.  This plan generally provides payments upon retirement, death or termination of employment.  The related liability is included in accrued expenses and amounted to $861,000 and $347,000 at December 31, 2001 and 2000, respectively.  In April 2001, the Company funded these obligations through the establishment of trust accounts on behalf of the employees participating in the plan.  The trust accounts are included in other assets in the accompanying balance sheets and totaled $682,000 at December 31, 2001.  Total compensation expense totaled $225,000 and $150,000 in 2001 and 2000, respectively.

13. GAIN ON SALE OF INVESTMENT

In 1996, TKT made a strategic equity investment of $300,000 in a European biotechnology company. In 2001, TKT sold all its investment, resulting in a realized gain of $3,224,000.

14.  INCOME TAXES

At December 31, 2001, the Company had unused net operating loss carryforwards of $80,030,000 and research and development tax credits of $42,367,000, which expire through 2022.  Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

Significant components of the Company’s deferred tax assets at December 31 are as follows:

	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$80,030	$57,705
Research and development tax credits	42,367	27,109
Depreciation and amortization	2,628	1,789
Other	683	386
Total deferred tax assets	$125,708	86,989
Valuation allowance	(125,708)	(86,989)

	$—	$—

The valuation allowance increased by $38,719,000 during 2001 primarily due to the increase in net operating loss carryforwards and tax credits.

The difference between the Company’s expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to the loss before provision for income taxes, and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit.

15.  COMMITMENTS AND CONTINGENCIES

In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the Massachusetts District Court.

In January 2001, the Massachusetts District Court concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Amgen did not seek and was not awarded monetary damages.  The Company and Aventis have filed an appeal of the decision with the Federal Circuit. Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities related to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.

In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin-Amgen. The Company and Aventis have filed an appeal of this decision. Kirin-Amgen has also appealed this decision.

The Company believes that it and Aventis have strong grounds for both of these appeals.

Pursuant to an Amended and Restated License Agreement, dated March 1995, by and between Aventis and the Company, Aventis has assumed the legal costs of the Amgen and Kirin-Amgen litigation.  The Company will reimburse Aventis for the Company’s share of the litigation expenses, as defined, from future royalties, if any, received from the sale of Dynepo and in certain other circumstances.

The Company has been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the Delaware District Court regarding a patent licensed by Genzyme from Mount Sinai. In January 2002, the Delaware District Court dismissed this patent litigation, granting the Company's motion for summary judgment of non-infringement and denying Genzyme's motion for summary judgment of infringement.  In March 2002, Genzyme appealed the ruling of the District Court to the Federal Circuit.

The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company occupies facilities under operating leases that expire at various dates through 2011, subject to renewal provisions.  Future annual minimum payments under such commitments are as follows:

Year Ended
(in thousands)
2002	$9,899
2003	9,854
2004	7,790
2005	7,644
2006	7,703
Thereafter	40,712
$83,602

Rent expense was $3,898,000, $2,537,000 and $1,962,000 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company had committed to pay approximately $21,420,000 to third parties for certain product development activities through 2004.  The Company has the right to terminate the agreements upon six months written notice.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
2001
Product sales	$—	$297	$537	$2,701	$3,535
License and research revenues	1,218	410	294	731	2,653
Total expenses	21,465	24,636	19,646	25,182	90,929
Net loss	$(14,032)	$(21,065)	$(15,868)	$(19,278)	$(70,243)
Basic and diluted net loss per share	$(0.62)	$(0.92)	$(0.60)	$(0.67)	$(2.78)

2000
License and research revenues	$—	$1,514	$5,357	$376	$7,247
Total expenses	15,721	16,655	17,096	22,723	72,195
Net loss	$(13,099)	$(12,220)	$(7,506)	$(18,196)	$(51,021)
Basic and diluted net loss per share	$(0.58)	$(0.54)	$(0.33)	$(0.80)	$(2.25)

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption “Executive Officers of the Company” in PART I hereof, and in the Company’s Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on June 6, 2002 (the “Proxy Statement”) under the caption “Proposal 1 - Election of Directors” and is incorporated herein by this reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this item is contained under the caption “Executive Compensation” in the Company’s Proxy Statement and is incorporated herein by this reference.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Company’s Proxy Statement under the caption “Certain Transactions” and is incorporated herein by this reference.

PART IV

ITEM 14.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON FORM 8-K

(a)           Documents filed as a part of this Form 10-K:

1.                                       Financial Statements.

The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

•                  Report of Independent Auditors

•                  Consolidated Balance Sheets as of December 31, 2001 and 2000

•                  Consolidated Statements of Operations for the years ended

December 31, 2001, 2000 and 1999

•                  Consolidated Statement of Stockholders’ Equity for the years ended

December 31, 2001, 2000 and 1999

•                  Consolidated Statements of Cash Flows for the years ended

December 31, 2001, 2000 and 1999

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

(b)           Reports on Form 8-K:

Report on Form 8-K filed December 3, 2001, announcing that the Honorable Gregory M. Sleet of the Delaware District Court has issued an opinion from the “Markman hearing” favorably construing the claims in an infringement suit Genzyme and Mount Sinai brought against the Company and that the Company intends to move for summary judgment that Replagal does not infringe the patent of Genzyme and Mount Sinai.

Report on Form 8-K filed December 12, 2001, announcing that the CPMP of EMEA has issued a positive opinion recommending approval of Dynepo.

Report on Form 8-K filed December 13, 2001, announcing a public offering of 2,800,000 shares of its common stock at a price to the public of $39.00 per share.

Report on Form 8-K filed December 18, 2001, announcing that the Delaware District Court will dismiss the patent litigation Genzyme and Mount Sinai brought against the Company.

Report on Form 8-K filed December 18, 2001, announcing the completion of its previously announced follow-on public offering, raising a total of $125,580,000 before underwriting discounts and commissions.

Report on Form 8-K filed December 21, 2001, announcing a public offering of 1,000,000 shares of its common stock at a price to the public of $42.00 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

	By:	/s/ Richard F Selden
Richard F Selden
President and Chief Executive Officer
Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard F Selden	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
Richard F Selden

/s/ Daniel E. Geffken	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2002
Daniel E. Geffken

/s/ Rodman W. Moorhead, III	Chairman of the Board of Directors	March 29, 2002
Rodman W. Moorhead, III

/s/ Jonathan S. Leff	Director	March 29, 2002
Jonathan S. Leff

/s/ William R. Miller	Director	March 29, 2002
William R. Miller

/s/ Walter Gilbert	Director	March 29, 2002
Walter Gilbert

/s/ James E. Thomas	Director	March 29, 2002
James E. Thomas

/s/ Wayne P. Yetter	Director	March 29, 2002
Wayne P. Yetter

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated June 15, 2000. (2)

3.3	Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated June 9, 2000. (2)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock of the Registrant, dated December 13, 2000. (3)

3.5	Amended and Restated By-Laws of the Registrant. (4)

3.6	Amendment No. 1 to Amended and Restated By-Laws. (2)

3.7	Amendment No. 2 to Amended and Restated By-Laws. (3)

4.1	Rights Agreement dated December 13, 2000, between Registrant and Equiserve Trust Company, N.A. (5)

10.1	Lease Agreement, dated January 1, 1994, for office space at 195 Albany Street, Cambridge, Massachusetts, by and between the Trust under the Will of Harry F. Stimpson and the Registrant. (6)

10.2	Sublease Agreement, dated April 7, 1992, for office space located at 185 Albany Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (6)

10.3	1993 Non-Employee Directors’ Stock Option Plan. (6) (7)

10.4	1993 Long-Term Incentive Plan. (7) (8)

10.5	Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure. (6)

10.6	Form of Letter Agreement re: Restricted Stock. (6)

10.7	Form of Scientific Advisor Agreement. (6)

10.8	Employment Agreement, dated June 19, 1991, by and between Dr. Richard F Selden and the Registrant. (6) (7)

10.9	Employment Agreement, dated July 26, 1991, by and between Dr. Douglas A. Treco and the Registrant. (6) (7)

10.10	Agreement, dated September 1, 1991, by and between Mr. William R. Miller and the Registrant. (6) (7)

10.11	Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Genetics Institute, Inc. and the Registrant. (5) (9)

10.12	Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis S.A. and the Registrant. (6) (9)

10.13	Employment Agreement, dated February 20, 1997, by and between Mr. Daniel E. Geffken and the Registrant. (7) (10)

10.14	Employment Agreement, dated April 12, 1999, by and between Mr. William H. Pursley and the Registrant. (7) (11)

10.15	Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant’s private placement of common stock in November 1999 and the Registrant. (12)

10.16	Agreement, dated November 15, 1999, by and between Mr. Wayne P. Yetter and the Registrant. (7)(12)

10.17	Registration Rights Agreement, dated June 9, 2000, by and between certain holders of Series A Convertible Preferred Stock and the Registrant. (13)

10.18	Agreement, dated April 20, 2000, by and between Dr. Walter Gilbert and the Registrant. (7) (13)

10.19	Agreement, dated June 16, 2000, by and between Mr. James E. Thomas and the Registrant. (7) (13)

10.20	Employment Agreement, dated May 18, 2000, by and between Mr. Michael J. Astrue and the Registrant. (7) (13)

10.21

Lease Agreement, dated August 4, 2000, for new corporate headquartersand research and development space in Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (14)

10.22	Purchase and Sale and Assignment Agreement, dated November 28, 2000, by and between Serono, Inc. and the Registrant. (3)

10.23	First Amendment to Purchase and Sale and Assignment Agreement, dated February 8, 2001, by and between Serono, Inc. and the Registrant. (3)

10.24	Lease Agreement, dated February 2001, by and between Trinet Property Partners, L.P and the Registrant. (3)

10.25	Reimbursement Agreement, dated May 18, 2000, by and between Mr. William H. Pursley and the Registrant. (3)

10.26	2001 Non-Officer Employee Stock Incentive Plan. (3)

10.27	2000 Nonqualified Deferred Compensation Plan. (3)

10.28	Stockholders’ Agreement, dated as of April 12, 2000, by and among certain other stockholders in TKT Europe 5S AB, a corporation organized under the laws of Sweden, and the Registrant. (15)

10.29	Employment Agreement, dated December 13, 2001 by and between Dr. David D. Pendergast and the Registrant. (16)

10.30	Employment Agreement, dated March 18, 2002, by and between Dr. Renato Fuchs and the Registrant. (16)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

25.1

Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Senior Indenture will be incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939. (17)

25.2

State of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Subordinated Indenture will be incorporated herein by reference from a subsequent filing in accordance with Section 305 (b)(2) of the Trust Indenture Act of 1939.  (17)

FOOTNOTES

1.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-21481) and incorporated herein by reference.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-21481) and incorporated herein by reference.

3.	Filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-21481) and incorporated herein by reference.

4.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-21481) and incorporated herein by reference.

5.	Filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 14, 2000 (File No. 0-21481) and incorporated herein by reference

6.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-10845)and incorporated herein by reference.

7.	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

8.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21481) and incorporated herein by reference.

9.	Confidential treatment granted as to certain portions.

10.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-21481) and incorporated herein by reference.

11.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-21481) and incorporated herein by reference.

12.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-21481) and incorporated herein by reference.

13.	Filed as an exhibit to the Company’s Quarterly Report on From 10-Q for the quarter ended March 31, 2000 (File No. 0-21481) and incorporated herein by reference.

14.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-21481) and incorporated herein by reference.

15.	Filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on June 15, 2001 (File No. 0-21481) and incorporated herein by reference.

16.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21481) and incorporated herein by reference.

17.	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on December 13, 2000 (File No. 333-51772) and incorporated herein by reference.