Form 10-Q
period 2002-03-31
TRANSKARYOTIC THERAPIES INC
filed 2002-05-15
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

Yes         ☒                    No           ☐

At April 30, 2002, there were 34,393,854 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

Part 1 - Item 1 - Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par values)	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$186,686	$323,877
Marketable securities	187,111	75,877
Accounts receivable	4,975	2,374
Inventories	10,634	7,147
Prepaid expenses and other current assets	2,686	4,620
Total current assets	392,092	413,895
Property and equipment, net	46,275	41,587
Other assets	2,994	2,225
Total assets	$441,361	$457,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,992	$9,394
Accrued expenses	14,934	12,150
Total current liabilities	23,926	21,544

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 10,000 shares authorized; no shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,379 and 34,302 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	344	343
Additional paid-in capital	671,868	670,959
Accumulated deficit	(254,139)	(235,672)
Deferred compensation	(49)	(114)
Accumulated other comprehensive income (loss)	(589)	647
Total stockholders’ equity	417,435	436,163
Total liabilities and stockholders’ equity	$441,361	$457,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2002	2001
Revenues:
Product sales	$6,058	$—
License and research revenues	552	1,218
	6,610	1,218
Operating expenses:
Cost of goods sold	548	—
Research and development	20,409	16,506
Selling, general and administrative	6,423	4,959
	27,380	21,465
Loss from operations	(20,770)	(20,247)
Interest income, net	2,303	3,430
Gain on sale of investment	—	2,785
	2,303	6,215
Net loss	$(18,467)	$(14,032)
Basic and diluted net loss per share	$(0.54)	$(0.62)
Shares used to compute basic and diluted net loss per share	34,331	22,718

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2002	2001
Operating activities:
Net loss	$(18,467)	$(14,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,640	1,340
Compensation expense related to equity issuances	65	180
Changes in operating assets and liabilities	(1,735)	(1,568)

Net cash used for operating activities	(18,497)	(14,080)

Investing activities:
Proceeds from sales and maturities of marketable securities	50,776	50,320
Purchases of marketable securities	(163,175)	(28,401)
Purchases of property and equipment	(6,329)	(10,540)
Changes in other assets	(769)	(26)

Net cash (used for) provided by investing activities	(119,497)	11,353

Financing Activities:
Issuance of common stock, net	910	58
Repayment of long-term debt	—	(1,000)
Net cash provided by (used for) financing activities	910	(942)

Effect of exchange rate changes on cash and cash equivalents	(107)	(111)

Net decrease in cash and cash equivalents	(137,191)	(3,780)

Cash and cash equivalents at January 1	323,877	49,445

Cash and cash equivalents at March 31	$186,686	$45,665

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2002 and 2001

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Niche Protein®, Gene-Activated®, and TKT®  are registered trademarks and  Replagal™ and Transkaryotic Therapy™ are trademarks of Transkaryotic Therapies, Inc.  Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”).

2.             NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” and related interpretations.   Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three months ended March 31, 2002 and 2001 because common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.             COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments.  The Company had a total comprehensive loss of $19,703,000 and $13,141,000 for the three months ended March 31, 2002 and 2001, respectively.

4.             INVENTORIES

Inventories consist of the following:

	March 31, 2002	December 31, 2001
(in thousands)
Raw materials	$617	$452
Work in process	6,795	4,214
Finished goods	3,222	2,481
	$10,634	$7,147

Inventories are stated at the lower of cost or market, with cost determined under a first-in, first-out method.

5.             LEGAL PROCEEDINGS

The Company cannot provide assurance as to the outcome of any legal proceeding. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal  Patent Litigation

The Company is involved in patent litigation relating to Replagal brought by Genzyme Corporation (“Genzyme”) and Mount Sinai School of Medicine of New York University (“Mount Sinai”) in the United States District Court for the District of Delaware (the “Delaware District Court”) regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Delaware District Court dismissed this patent litigation, granting the Company’s motion for summary judgment of non-infringement and denying Genzyme’s motion for summary judgment of infringement.  In March 2002, Genzyme appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).

Dynepo Patent Litigation

The Company and Aventis are involved in a patent infringement action with Amgen Inc. (“Amgen”).

In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”).

In January 2001, the Massachusetts District Court concluded that Dynepo (epoietin delta), the Company’s Gene-Activated erythropoietin for the treatment of anemia related to chronic renal failure, infringed eight of the 18 claims of patents asserted by Amgen.  Amgen did not seek and was not awarded monetary damages.  The Company and Aventis filed an appeal of the decision with the Federal Circuit.  Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities related to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.

In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin–Amgen.  The Company and Aventis, as well as Kirin-Amgen, have filed appeals of this decision.

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

During 2001, the Company received its first product marketing approvals.  In August 2001, Replagal (agalsidase alfa), the Company’s enzyme replacement therapy for the long-term treatment of patients with Fabry disease, was granted marketing authorization in the European Union.  As of March 31, 2002, Replagal was approved for commercial sale in 21 countries, including 19 in Europe.

The Company has incurred substantial annual operating losses since inception and expects that its research and development expenditures will increase in future years as product development efforts accelerate.  Accordingly, the Company expects to incur significant operating losses until substantial product sales are generated.   Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings and collaborative research and development arrangements with corporate sponsors to finance its operations. At March 31, 2002, the Company’s accumulated deficit was $254,139,000.

Results of operations may vary significantly from period to period depending on, among other factors, Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, the timing of approvals, if granted, to market the Company’s products either in the United States or abroad, the ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements.  Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations.  These accounting policies require the Company to make subjective judgements in determining estimates about the effect of matters that are inherently uncertain. Actual results could differ materially from these estimates.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

Product sales for the quarter ended March 31, 2002 totaled $6,058,000.  Substantially all Replagal product sales were made in Europe.  There were no sales for the corresponding period in 2001.  The Company expects sales of Replagal to increase significantly in 2002 and beyond, as additional patients begin Replagal therapy, additional pricing and reimbursement arrangements are established, and marketing authorizations are received in additional countries.

License and research revenues totaled $552,000 and $1,218,000 for the three months ended March 31, 2002 and 2001, respectively.  License and research revenues were earned from collaborative agreements with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”) and Wyeth, formerly Genetics Institute, Inc.

For the first quarter of 2002, cost of goods sold was $548,000, or 9% of product sales. Costs associated with Replagal inventory produced before marketing approval in 2001, some of which was sold during the first quarter of 2002 and the balance of which will be sold later in 2002, have been recognized as a research and development expense in 2001.  As a result, gross margins will not reflect full production costs until some time in the second half of 2002.  The Company expects that its cost of goods sold for 2002 will be approximately 25% of product sales.   For 2003 and beyond, the Company expects to increase production to meet increasing demand as the launch of Replagal accelerates, thereby creating volume efficiencies, and that cost of goods sold, as a percentage of product sales, will likely decline.

Research and development expenses totaled $20,409,000 in the first quarter of 2002, as compared to $16,506,000 during the same period in 2001.  The increase in 2002 was $3,903,000, or 24%.  Included in the increase was $4,300,000 of set-up and technology transfer costs to a  contract manufacturer.  In addition, the Company capitalized $4,034,000 of Replagal production costs as inventory during the quarter that, prior to product approval in August 2001, would have been included in research and development expenses.

During the remainder of 2002, costs relating to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded.  The Company is advancing several other preclinical programs toward the Investigational New Drug stage in 2002.  The largest component of increases for the remainder of 2002 is expected to be costs related to building and operating its manufacturing facilities for its preclinical and clinical candidates.  In late 2002, the Company expects to occupy a new headquarters and research and development facility, which will increase its occupancy costs in 2002 and beyond.

Selling, general and administrative expenses were $6,423,000 in the quarter ended March 31, 2002, compared with $4,959,000 during the same period in 2001.  The increase in 2002 of $1,464,000, or 30%, principally was the result of Replagal launch activities in Europe and the expansion of the Company’s global commercial infrastructure including sales, marketing and distribution capabilities.  During 2002, selling, general and administrative costs are expected to increase significantly as world-wide product launch activities related to the Company’s Replagal product continue.  In addition, with the completion of the new corporate headquarters discussed above, selling, general and administrative occupancy costs will increase significantly in 2002.

Net interest income was $2,303,000 and $3,430,000 for the three months ended March 31, 2002 and 2001, respectively.  The average cash and marketable securities balances were $385,426,000 and $233,311,000 in 2002 and 2001, respectively.  Despite higher average cash and marketable securities balances in 2002, interest income decreased by $1,127,000 as a result of significantly lower rates of return in the first quarter of 2002.

During the first quarter of 2001, TKT sold substantially all of its equity investment in a European biotechnology company resulting in a gain of $2,785,000.  In 1996, TKT made a strategic investment of $300,000 in such company.

The Company had a net loss of $18,467,000 and $14,032,000 for the three months ended March 31, 2002 and 2001, respectively. Basic and diluted net loss per share was $0.54 for the three months ended March 31, 2002, as compared to a basic and diluted net loss per share of $0.62 for the corresponding period in 2001.  For the three months ended March 31, 2002 and 2001, weighted average shares outstanding were 34,331,000 and 22,718,000, respectively.   The increase in weighted average shares outstanding reflects the sale of 7,785,000 common shares from the Company’s Common Stock offerings in June and December 2001 and the issuance of 3,571,000 shares of Common Stock upon the conversion of all of the then outstanding Series A Convertible Preferred Stock in November 2001.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements, interest income, and, more recently, with the sale of Replagal.

The Company had cash, cash equivalents and marketable securities totaling $373,797,000 at March 31, 2002, including restricted marketable securities collateralizing letters of credit totaling $8,077,000.  Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

Substantial additional funds may be required to support the Company’s research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, expansion of manufacturing capabilities, selling, general and administrative expenses and the buyout of the minority interests in TKT Europe — 5S AB (“TKT Europe”), if applicable, as discussed below.

The Company expects that its existing capital resources, together with cash from collaborative agreements, product sales, and interest income, will be sufficient to fund its operations through at least 2004.  The Company’s cash requirements may vary depending on a number of factors, including Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, the timing of approvals, if granted, to market the Company’s products either in the United States or abroad, the ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.  Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

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

In December 2001, the Company sold 4,220,000 shares of its Common Stock resulting in net proceeds to the Company of $158,945,000.

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

At March 31, 2002, the Company had committed to pay approximately $47,055,000 to third parties for certain product development activities through 2004.  The Company has the right to terminate the agreements upon six months written notice.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $200,075,000, which expire at various times through 2022.  Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit.  The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code.  Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements concerning:

•           ongoing litigation in which the Company is involved;

•           the Company’s efforts to obtain regulatory approval for its products;

•              product sales and margins on sales of the Company’s products;

•           the Company’s growth and future operating results;

•           the discovery and development of new products;

•           the Company’s products and technologies;

•           the Company’s collaborators;

•           the Company’s intellectual property; and

•           the Company’s manufacturing, marketing, sales, and distribution capabilities.

The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward—looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward—looking statements. These important factors include those set forth under the caption Risk Factors which are filed with this Quarterly Report on Form 10-Q as Exhibit 99.1, and are incorporated herein by reference. These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward—looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward—looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

99.1      Risk Factors

(b)        Reports on Form 8-K

For the period ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: May 15, 2002	By:	/s/ Daniel E. Geffken
Daniel E. Geffken
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)