Form 10-Q
period 2002-06-30
TRANSKARYOTIC THERAPIES INC
filed 2002-08-14
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes         ☒            No           ☐

At July 31, 2002, there were 34,811,022 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

Part I - Item 1 - Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par values)	June 30, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$145,090	$323,877
Marketable securities	181,529	75,877
Accounts receivable	9,708	2,374
Inventories	14,117	7,147
Prepaid expenses and other current assets	5,607	4,620
Total current assets	356,051	413,895
Property and equipment, net	59,240	41,587
Other assets	1,841	2,225
Total assets	$417,132	$457,707

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,906	$9,394
Accrued expenses	14,046	12,150
Total current liabilities	24,952	21,544

Stockholders' equity:
Series A convertible preferred stock, $.01 par value, 10,000 shares authorized; no shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,798 and 34,302 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	348	343
Additional paid-in capital	687,460	670,959
Accumulated deficit	(297,020)	(235,672)
Deferred compensation	(5)	(114)
Accumulated other comprehensive income	1,397	647
Total stockholders' equity	392,180	436,163
Total liabilities and stockholders' equity	$417,132	$457,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Revenues:
Product sales	$8,782	$297	$14,840	$297
License and research revenues	83	410	635	1,628
	8,865	707	15,475	1,925
Operating expenses:
Cost of goods sold	1,650	—	2,198	—
Research and development	18,868	18,805	39,277	35,311
Intellectual property license expense	26,000	—	26,000	—
Selling, general and administrative	7,476	5,831	13,899	10,790
	53,994	24,636	81,374	46,101

Loss from operations	(45,129)	(23,929)	(65,899)	(44,176)

Other income:
Interest income, net	2,248	2,864	4,551	6,294
Gain on sale of investment	—	—	—	2,785
	2,248	2,864	4,551	9,079

Net loss	$(42,881)	$(21,065)	$(61,348)	$(35,097)

Basic and diluted net loss per share	$(1.24)	$(0.92)	$(1.78)	$(1.54)

Shares used to compute basic and diluted net loss per share	34,462	22,859	34,397	22,789

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2002	2001

Operating activities:
Net loss	$(61,348)	$(35,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common stock, intellectual property license expense	15,000	—
Depreciation and amortization	3,456	2,801
Compensation expense related to equity issuances	109	357
Changes in operating assets and liabilities	(11,106)	2,192

Net cash used for operating activities	(53,889)	(29,747)

Investing activities:
Proceeds from sales and maturities of marketable securities	116,773	105,171
Purchases of marketable securities	(222,598)	(35,932)
Purchases of property and equipment	(21,109)	(13,685)
Changes in other assets	384	(792)

Net cash provided by (used for) investing activities	(126,550)	54,762

Financing Activities:
Issuance of common stock, net	1,507	95,542
Repayment of long-term debt	—	(1,500)
Net cash provided by financing activities	1,507	94,042

Effect of exchange rate changes on cash and cash equivalents	145	(76)
Net increase (decrease) in cash and cash equivalents	(178,787)	118,981

Cash and cash equivalents at January 1	323,877	49,445

Cash and cash equivalents at June 30	$145,090	$168,426

Supplemental disclosure of non-cash financing activity:
Issuance of common stock as consideration for intellectual property license	$15,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2002 and 2001

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

Basic net loss per share was equivalent to diluted net loss per share for the three and six months ended June 30, 2002 and 2001 because common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.             COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments.  The Company had a total comprehensive loss of $40,895,000 and $21,492,000 for the three months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002 and 2001, the Company had a total comprehensive loss of $60,598,000 and $34,633,000, respectively.

4.             INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2002	December 31, 2001
Raw materials	$681	$452
Work in process	8,612	4,214
Finished goods	4,824	2,481
	$14,117	$7,147

Inventories are stated at the lower of cost or market, with cost determined under a first-in, first-out method.

5.                                       INTELLECTUAL PROPERTY LICENSE EXPENSE

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to their approach to gene activation. For the quarter ended June 30, 2002, the Company incurred a license fee expense of $26 million, which was funded with $11 million in cash and $15 million worth of shares of the Company’s Common Stock.  Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters.   The Company is not required to make royalty payments under the agreement.

6.             LEGAL PROCEEDINGS

The Company cannot provide assurance as to the outcome of any legal proceeding. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal Patent Litigation

Since July 2000, the Company has been involved in patent litigation relating to Replagal brought by Genzyme Corporation (“Genzyme”) and Mount Sinai School of Medicine of New York University (“Mount Sinai”) in the United States District Court for the District of Delaware (the “Delaware District Court”) regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Delaware District Court dismissed this patent litigation.  In March 2002, Genzyme appealed the ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  If Genzyme is successful in its appeal, the case will be remanded to the Delaware District Court for further proceedings on non-infringement and invalidity issues.  As of June 30, 2002, the Company had incurred approximately $4.3 million in litigation expenses associated with the Replagal litigation.

Dynepo Patent Litigation

The Company and Aventis are involved in a patent infringement action with Amgen Inc. (“Amgen”).    In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the United States District Court for the District of Massachusetts (the

“Massachusetts District Court”). In January 2001, the Massachusetts District Court concluded that Dynepo (epoietin delta), the Company’s Gene-Activated erythropoietin for the treatment of anemia, infringed eight of the 18 claims of patents asserted by Amgen. The Company and Aventis filed an appeal of the decision with the Federal Circuit.  Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent.   Kirin-Amgen may appeal this decision.

The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses.  Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. Although Dynepo received marketing approval from the European Agency for the Evaluation for Medicinal Products (“EMEA”) in March 2002, the launch of Dynepo has not been planned due to the uncertainty of the outcome of the litigation in the United States.

PART I - Financial Information

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

TKT is a biopharmaceutical company developing protein- and cell-based therapeutics for the treatment of a wide range of human diseases.  TKT is building a broad and renewable product pipeline based on three proprietary development platforms: Niche Protein products, Gene-Activated proteins and Transkaryotic Therapy gene therapy products.

During 2001, the Company received its first product marketing approvals.  In August 2001, Replagal (agalsidase alfa), the Company’s enzyme replacement therapy for the long-term treatment of patients with Fabry disease, was granted marketing authorization in the European Union. Since August 2001, the Company has received approval to market Replagal in a number of other countries but has not received approval to market Replagal in the United States.  In September 2001, the Company launched Replagal in Europe.

In the United States, the Company has submitted a Biologics License Application (“BLA”) to the Food and Drug Administration (“FDA”) seeking marketing authorization for Replagal.  In January 2001, the FDA issued a complete review letter regarding the BLA.  The FDA letter stated that the data that the Company provided was not adequate for approval of the BLA at that time and requested additional information.  In response to this letter, TKT has discussed the BLA with the FDA and has submitted additional data.

On September 27, 2002, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee is scheduled to meet to evaluate the Company’s BLA for Replagal.  FDA Advisory Committees provide the FDA with independent advice on marketing applications.  The FDA generally follows the recommendations of its Advisory Committees but is not bound to do so. After this meeting, the FDA may either approve the Company’s BLA or decline to approve it.  If it declines to approve the BLA, the FDA may request additional information, possibly including data from additional trials.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception.  The Company expects that its research and development expenditures will increase in future years as product development efforts accelerate.  Accordingly, the Company expects to incur significant operating losses until substantial product sales are generated.   Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings and collaborative research and development arrangements with corporate sponsors to finance its operations. At June 30, 2002, the Company’s accumulated deficit was $297,020,000.    For the years ending December 31, 2001, 2000 and 1999, the Company had a net loss of $70,243,000, $51,021,000 and $44,456,000, respectively.  In addition, the Company had a net loss of $42,881,000 and $61,348,000 for the three and six months ended June 30, 2002, respectively. An intellectual property license fee expense of $26 million increased basic and diluted net loss per share by $0.75 and $0.76 for the three and six months ended June 30, 2002, respectively.

Results of operations may vary significantly from period to period depending on, among other factors, Replagal product sales, costs associated with the manufacture, marketing and sale of Replagal, expenses related to the Company’s research and development efforts, the timing of approvals, if granted, to market the Company’s products either additional jurisdictions, including the United States, the ability of the Company to access capital markets, the timing of additional license fees and milestone payments under existing collaborative research agreements and the establishment of additional collaborative research agreements, if any.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements.  Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations.  These accounting policies require the Company to make subjective judgements in determining estimates about the effect of matters that are inherently uncertain.  Actual results could differ materially from these estimates. The following accounting policies meet these characteristics and are considered significant:

Revenue Recognition

The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. The Company recorded its first product sales from the sale of Replagal in Europe in 2001.  In Europe and in some other countries outside of the United States, collection is reasonably assured once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant governmental agency’s intent to pay.  The Company has only recorded revenues in those countries for which these agreements have been established, thereby reasonably assuring collection. The Company does not provide the right of return to its customers and, consequently, has not recorded a reserve for sales returns and allowances.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001

Product sales for the quarter ended June 30, 2002 and 2001 totaled $8,782,000 and $297,000, respectively.  Substantially all Replagal product sales were made in Europe.  Prior to product approval in August 2001, product sales were made under compassionate use programs in Europe.  The Company expects sales of Replagal to increase significantly for the remainder of 2002 and beyond, as additional patients begin Replagal therapy, additional pricing and reimbursement arrangements are established and formalized, and marketing authorizations are received in additional countries.

License and research revenues totaled $83,000 and $410,000 for the three months ended June 30, 2002 and 2001, respectively.  License and research revenues were earned from collaborative agreements with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”) and Wyeth, formerly Genetics Institute, Inc.

For the second quarter of 2002, cost of goods sold was $1,650,000, or 19% of product sales. In the second quarter of 2001, there was no cost of goods sold.  Inventory and components of inventory, which were previously expensed as a research and development cost prior to marketing approval in August 2001, were sold in 2001 and in the first half of 2002.  As of June 30, 2002, this inventory has been fully utilized.  As a result, gross margins will reflect full production costs in the second half of 2002.  For fiscal year 2002, the Company expects that its cost of goods sold will be approximately 25% of product sales.   For 2003 and beyond, the Company expects to increase production to meet increasing demand as the launch of Replagal accelerates, thereby creating volume efficiencies, and that cost of goods sold, as a percentage of product sales, will likely decline.

Research and development expenses totaled $18,868,000 in the second quarter of 2002, as compared to $18,805,000 during the same period in 2001. During the quarter ended June 30, 2002, the Company capitalized $5,133,000 of Replagal production costs as inventory during the quarter that, prior to product approval in August 2001, would have been included in research and development expenses.  Taking into account the capitalization of inventory costs in 2002, research and development expenses were higher due to increases in research and development staffing and manufacturing development costs as the Company’s product platforms continue to expand and mature as well as increases in research and development occupancy costs.

During the remainder of 2002, costs relating to both preclinical and clinical programs are expected to increase significantly as product development activities are initiated or expanded.  The Company is advancing several other preclinical programs toward the Investigational New Drug stage.  The largest component of increases for the remainder of 2002 is expected to be costs related to building and operating its manufacturing facilities for its preclinical and clinical candidates.  In late 2002, the Company expects to occupy a new headquarters and research and development facility, which will continue to increase its occupancy costs in the second half of 2002 and beyond.

The Company’s four largest research and development programs, Replagal, iduronate-2-sulfatase for the treatment of Hunter Syndrome, glucocerebrosidase for the treatment of Gaucher disease and Factor VIII gene therapy for the treatment of hemophilia A, represent the significant majority of our research and development spending.  The expenses associated with these programs totaled approximately 82% of total research and development expenses for the quarter ended June 30, 2002 and 88% of total research and development expenses for the corresponding period in 2001.

During 2002 and 2001, research and development expenses for the Replagal program primarily included basic research, the costs of clinical trials, manufacturing costs of clinical supplies and costs associated with preparation of worldwide product marketing applications.  In 2001, after receipt of its first product marketing approval, the Company began to capitalize Replagal production costs as inventory, reducing the amount classified as research and development expense.  The amount of future research and development expenses associated with the Replagal program is not reasonably certain as these costs are dependent principally upon the regulatory process and information required by regulatory agencies, as well as the timing of obtaining marketing authorization in the United States and other countries, if granted.  The Company expects expenses associated with the development of Replagal to decrease during the second half of 2002 and beyond, as many of the costs related to its development have previously been incurred.

The iduronate-2-sulfatase (“I2S”) program has completed a Phase I/II clinical trial.   Based on preliminary results, the Company intends to conduct a pivotal Phase III study of I2S.   Research and development expenses for the I2S program in the second quarter of 2002 and 2001 include costs associated with the Company’s Phase I/II clinical trial, including the manufacture of clinical supplies.  Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost, nature and extent of the Phase III study and additional clinical trials, if any, uncertainties in the timing of the regulatory process and information required by regulatory agencies, and the costs associated with large scale manufacture of iduronate-2-sulfatase.  The Company expects that these costs will be significant and are likely to increase each year until such time, if ever, as marketing approvals are received, which the Company believes will not be earlier than 2004.

The Company’s gene therapy product to deliver Factor VIII to patients with hemophilia A has completed a Phase I clinical trial.  For 2002 and 2001, research and development expenses included the cost of the Phase I clinical study, the related manufacture of clinical supplies and additional basic research and process development expenses.  The Company is currently designing a Phase II study.   Given the regulatory hurdles likely to be encountered in the development and marketing approval of any gene therapy product, the timing or cost associated with the project is not reasonably certain.  As no gene therapy product has ever received marketing approval, the Company expects development costs will be substantial.

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to their approach to gene activation. For the quarter ended June 30, 2002, the Company incurred a license fee expense of $26 million, which was funded with $11 million in cash and $15 million worth of shares of the Company’s Common Stock.

Selling, general and administrative expenses were $7,476,000 for the quarter ended June 30, 2002, compared with $5,831,000 for the same period in 2001.  The increase in 2002 of $1,645,000, or 28%, principally was the result of Replagal launch activities in Europe and the expansion of the Company’s global commercial infrastructure including sales, marketing and distribution capabilities and increased administrative facility costs.  During the second half of 2002, selling, general and administrative costs are expected to increase significantly in anticipation of a possible launch of Replagal in the United States.  In addition, with the completion of the new corporate headquarters discussed above, selling, general and administrative occupancy costs will continue to increase significantly in 2002.

Net interest income was $2,248,000 and $2,864,000 for the three months ended June 30, 2002 and 2001, respectively.  The average cash and marketable securities balances were $351,517,000 and $213,082,000 for the three months ended June 30, 2002 and 2001, respectively.  Despite higher average cash and marketable securities balances for the second quarter of 2002, interest income decreased by $616,000 as a result of significantly lower rates of return in the second quarter of 2002.

The Company had a net loss of $42,881,000 and $21,065,000 for the three months ended June 30, 2002 and 2001, respectively. Basic and diluted net loss per share was $1.24 for the three months ended June 30, 2002, as compared to a basic and diluted net loss per share of $0.92 for the corresponding period in 2001.  As noted above, included in the loss for the second quarter of 2002 is an intellectual property license fee expense of $26 million which increased basic and diluted net loss per share by $0.75.

For the three months ended June 30, 2002 and 2001, weighted average shares outstanding were 34,462,000 and 22,859,000, respectively.   The increase in weighted average shares outstanding reflects the sale of 7,785,000 common shares from the Company’s public offerings of Common Stock in June and December 2001 and the issuance of 3,571,000 shares of Common Stock upon the conversion of all of the then outstanding Series A Convertible Preferred Stock in November 2001.

For the Six Months Ended June 30, 2002 and 2001

Product sales totaled $14,840,000 for the six months ended June 30, 2002.  For the six months ended June 30, 2001, the Company recognized product revenue of $297,000 from compassionate use sales of Replagal in Europe.

License and research revenues totaled $635,000 and $1,628,000 for the six months ended

June 30, 2002 and 2001, respectively.  License and research revenues in 2002 and 2001 were earned primarily under the Company’s collaboration agreements with Wyeth and Sumitomo.

Cost of goods sold was $2,198,000, or 15% of product sales, for the six months ended June 30, 2002.   For the six months ended June 30, 2001, there were no costs of goods sold. Inventory and components of inventory, which were previously expensed as a research and development cost prior to marketing approval in August 2001, were sold in 2001 and in the first half of 2002.  As of June 30, 2002, this inventory has been fully utilized.

Research and development expenses totaled $39,277,000 in the first six months of 2002, as compared to $35,311,000 during the same period in 2001.  The increase in 2002 was $3,966,000, or 11%.  In addition, the Company capitalized $9,167,000 of Replagal production costs as inventory during the first half of 2002 that, prior to product approval in August 2001, would have been included in research and development expenses.  Increases in research and development spending in 2002 were primarily due to increased hiring of research and development staff, an expenditure of $5.5 million related to set-up and technology transfer fees to a contract manufacturer and increased occupancy costs related to the Company’s new headquarters.

The expenses associated with the Company’s four largest research and development programs totaled approximately 85% of total research and development expenses for the six months ended June 30, 2002 and 88% of total research and development expenses for the corresponding period in 2001.

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys related to their approach to gene activation. For the six months ended June 30, 2002, the Company incurred a license fee of $26 million.

Selling, general and administrative expenses were $13,899,000 for the six months ended June 30, 2002, compared with $10,790,000 during the same period in 2001.  The increase in 2001 of $3,109,000, or 29%, was principally due to costs incurred in preparation for worldwide launch of the Company’s Replagal product and increased administrative facility costs.

Net interest income was $4,551,000 and $6,294,000 for the six months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002 and 2001, the average cash and marketable securities balances were $368,183,000 and $223,395,000,respectively.  Despite higher average cash and marketable securities balances in 2002, interest income decreased by $1,743,000 as a result of significantly lower rates of return in 2002.

During the six months ended June 30, 2001, TKT sold substantially all of its investment in a European biotechnology company resulting in a gain of $2,785,000.  In 1996, TKT made a strategic investment of $300,000 in such company.

The Company had a net loss of $61,348,000 and $35,097,000 for the six months ended June 30, 2002 and 2001, respectively. Basic and diluted net loss per share was $1.78 for the six months ended June 30, 2002, as compared to a basic and diluted net loss per share of $1.54 for the corresponding period in 2001.  Included in the loss for the six months ended June 30, 2002 is an intellectual property license fee expense of $26 million which impacted basic and diluted net loss per share by $0.76 per share.

For the six months ended June 30, 2002 and 2001, weighted average shares outstanding were 34,397,000 and 22,789,000, respectively.   The increase in weighted average shares outstanding reflects the sale of 7,785,000 common shares from the Company’s public offerings of Common Stock in June and December 2001 and the issuance of 3,571,000 shares of Common Stock upon the conversion of all of the then outstanding Series A Convertible Preferred Stock in November 2001.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements, interest income, and, more recently, with the sale of Replagal.

The Company had cash, cash equivalents and marketable securities totaling $326,619,000 at June 30, 2002, including restricted marketable securities collateralizing letters of credit totaling $8,123,000.  Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

Substantial additional funds may be required to support the Company’s research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, expansion of manufacturing capabilities, selling, general and administrative expenses and the buyout of the minority interests in TKT Europe – 5S AB (“TKT Europe”), if applicable, as discussed below.

The Company expects that its existing capital resources, together with cash from collaborative agreements, product sales, and interest income, will be sufficient to fund its operations through at least 2004.  The Company’s cash requirements for operating activities, financing activities and investment activities have exceeded its internally generated funds.  The Company expects that its cash requirements for such activities will continue to exceed its internally generated funds until it is able to generate substantial product sales, particularly because it expects operating expenses to continue to increase in the future, including its research and development expenses, as its product development efforts accelerate.

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

In January 2001, the Company purchased a manufacturing facility for $8,800,000 and leased an adjoining facility. The Company expects to make improvements to these facilities, which could total approximately $30,000,000 in 2002 and 2003.  The Company expects that these facilities will be used to manufacture one or more of the proteins in its product pipeline.

The Company may seek financing for all or a significant portion of the cost of the leasehold improvements described above.  There can be no guarantee that financing will be available on favorable terms, if at all.

In August 2000, the Company entered into a lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts.  The Company expects to spend approximately $20,000,000 for leasehold improvements and equipment for the remainder of 2002 to outfit the building.

In April 2000, the Company entered into an agreement with stockholders of TKT Europe to establish the Company’s European sales and marketing subsidiary.   Prior to this agreement, these stockholders were neither employees nor affiliated parties of the Company.  These stockholders are the principal managers of TKT Europe and own a 20% interest in it, while the Company owns the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the stockholders’ ownership interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase its ownership interest sixty days thereafter.  The buy out price is equal to (a) 20% of operating profits of TKT Europe, as defined, for the period from September 1, 2003 to August 31, 2004, multiplied by a buy-out factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe.  As a result, the amount of the buy out price will be dependent on the revenues and profits of TKT Europe, primarily from the commercial success of Replagal in Europe. These revenues and profits cannot be estimated at this time.

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, related to their approach to gene activation. For the quarter ended June 30, 2002, the Company incurred a license fee expense of $26 million, which was funded with $11 million in cash and $15 million worth of shares of the Company’s Common Stock.  Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters.   The Company is not required to make royalty payments under the agreement.

At June 30, 2002, the Company had committed to pay approximately $43,050,000 to third parties for certain product development activities through 2004.  The Company has the right to terminate the agreements upon six months written notice.

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

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to the development of Replagal.  As of June 30, 2002, the Company had incurred approximately $4.3 million in litigation expenses associated with the Replagal litigation.

In addition, the Company and Aventis have been involved in a patent infringement action with Amgen and Kirin-Amgen with respect to the development of Dynepo.  The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses.  Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. Although Dynepo was approved by the European Agency for the Evaluation for Medicinal Products in March 2002, the launch of Dynepo has not been planned due to the uncertainty of the outcome of litigation in the United States.

The Company can provide no assurance as to the outcome of these proceedings.  A decision by a court in any jurisdiction in a manner adverse to the Company would have a material adverse effect on the Company’s business, financial condition, and the results of operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties

The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward–looking statements. These important factors include those set forth below under “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward–looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward–looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors could cause actual results to differ from those indicated by forward-looking statements made by the Company from time to time.

RISK FACTORS

                Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you could lose all or part of the money you paid to buy our common stock.

Regulatory Risks

We may not be able to obtain marketing approvals for our products.

                We are not able to market any of our products in Europe, the United States or in any other jurisdiction without marketing approval from the European Agency for the Evaluation of Medicinal Products, the United States Food and Drug Administration, or FDA, or any equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

                Replagal was granted marketing authorization in the fifteen countries of the European Union by the European Commission in August 2001, approximately one year after we submitted our Marketing Authorization Application to the European Agency for the Evaluation of Medicinal Products and approximately five years after we filed our Investigational New Drug application with the FDA. We have also received approval to market Replagal in a number of other countries.

                In the United States, we submitted a Biologics License Application to the FDA seeking marketing authorization for Replagal. In January 2001, the FDA issued a complete review letter regarding the Biologics License Application. The FDA letter stated that the data that we had provided was not adequate for approval of the Biologics License Application at that time and requested additional information. In response to this letter, we have discussed the Biologics License Application with the FDA and have submitted additional data.

                On September 27, 2002, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee is scheduled to meet to evaluate our Biologics License Application for Replagal. FDA Advisory Committees provide the FDA with independent advice on marketing applications. The FDA generally follows the recommendations of its Advisory Committees, but is not bound to do so. The Advisory Committee is scheduled to meet to discuss Genzyme’s competing drug for the treatment of Fabry disease on September 26, 2002.

                After the Advisory Committee meets, the FDA may either approve our Biologics License Application or decline to approve it. If it declines to approve the Biologics License Application, the FDA may request additional information, possibly including data from additional clinical trials.

                During 2000, Aventis submitted a Marketing Authorization Application to the European Agency for the Evaluation of Medicinal Products seeking marketing authorization of Dynepo in the European Union for the treatment of anemia associated with kidney disease. In March 2002, the European Commission granted marketing approval of Dynepo in the European Union.

                Also during 2000, Aventis submitted a Biologics License Application to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept this Biologics License Application for filing, requesting that Aventis provide additional manufacturing data. Aventis is currently accumulating these data and, when complete, we expect that Aventis will submit a new Biologics License Application.

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

                In general, there can be no assurance that submission of materials requesting permission to conduct clinical trials will result in authorization by the European Agency for the Evaluation of Medicinal Products, the FDA or equivalent foreign regulatory agency to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Once trials are complete and an application has been submitted to the relevant regulatory agency, the regulatory agency may deny the application if applicable regulatory criteria are not satisfied, or may require additional testing or information.

                If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As to any product for which we obtain marketing approval, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the European Agency for the Evaluation of Medicinal Products, the FDA and other regulatory authorities.

                In addition to regulations adopted by the FDA, the European Agency for the Evaluation of Medicinal Products and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, or local regulations. We expend significant funds, time and other resources in our effort to comply with applicable regulatory requirements.

                Violations of regulatory requirements may result in various adverse consequences, including the European Agency for the Evaluation of Medicinal Products’ or FDA’s delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, or the imposition of civil or criminal penalties.

We may not be able to obtain orphan drug exclusivity for our Niche Protein products. If our competitors are able to obtain orphan drug exclusivity before us, we may be precluded from marketing our Niche Protein products.

                Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting a Biologics License Application. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process but does make the product eligible for orphan drug exclusivity. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same use may not be approved, except in very limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to the success of this platform. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not apply to such competitive product. Our competitors may also seek and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval.

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

                In the United States, both we and Genzyme have received orphan drug designation for our respective products for Fabry disease. Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product. Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

If our clinical trials are not successful, we may not be able to develop and commercialize our products.

                In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. We may not be able to obtain authority from the European Agency for Evaluation to Medicinal Products, the FDA or other regulatory agencies to commence or complete these clinical trials.

                The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

                The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our Niche Protein products are small. For instance, we believe there are up to 5,000 patients worldwide afflicted with Hunter syndrome and up to 5,000 patients worldwide afflicted with Fabry disease. We are currently conducting clinical trials of iduronate-2-sulfatase for the treatment of Hunter syndrome and Factor VIII gene therapy for the treatment of Hemophilia A. Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

                We and our collaborators may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show our potential product to be both safe and efficacious. Thus, the European Agency for Evaluation to Medicinal Products, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

Ethical and social issues may cause regulatory authorities to increase the regulation of gene therapy clinical trials, which may impair our ability to conduct gene therapy clinical trials in the future.

                No patients in our gene therapy clinical trials of Factor VIII for the treatment of hemophilia A have experienced any serious adverse events that have been judged to be related to our gene therapy products. However, due to adverse events that have occurred during some gene therapy clinical trials conducted by other biotechnology and pharmaceutical companies and institutions, the Federal government, the European Agency for Evaluation to Medicinal Products, the FDA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly concerned about the safety of these clinical trials. An increased concern over gene therapy trials generally may lead the Federal government, the European Agency for Evaluation to Medicinal Products, the FDA or other regulatory agencies to impose further regulation on gene therapy clinical trials. If further regulations are imposed on gene therapy research generally, the delays and costs involved in complying with such regulations may impair our ability to conduct gene therapy clinical trials in the future.

Patent Litigation and Intellectual Property Risks

We are a party to litigation with Genzyme and Mount Sinai involving Replagal which could preclude us from manufacturing or selling Replagal.

                Since July 2000, we have been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the U.S. District Court for the District of Delaware regarding a patent licensed by Genzyme from Mount Sinai. In January 2002, the Delaware District Court dismissed this patent litigation, granting our motion for summary judgment of non-infringement and denying Genzyme’s motion for summary judgment of infringement. In March 2002, Genzyme appealed the ruling to the U.S. Federal Circuit Court of Appeals. If Genzyme is successful in its appeal, the case will be remanded to the Delaware District Court for further proceedings on non-infringement and invalidity issues. If we were to ultimately lose this case after trial and appeal, we would be precluded from making, using and selling Replagal. We can provide no assurance as to the outcome of this litigation. As of March 31, 2002, we have incurred approximately $4.1 million in litigation expenses associated with the Replagal litigation.

We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo which could preclude us from manufacturing or selling Dynepo.

                In April 1997, Amgen commenced a patent infringement action against us and Aventis in the U.S. District Court for the District of Massachusetts. In January 2001, the Massachusetts District Court concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Amgen did not seek and was not awarded monetary damages. We and Aventis have filed an appeal of the decision with the U.S. Federal Circuit Court of Appeals. Amgen has also appealed this decision. If we are not successful in our appeal, we and Aventis would be precluded from making, using and selling Dynepo in the United States.

                In addition, in July 1999, we and Aventis commenced legal proceedings in the U.K. against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen may appeal this decision.

                We can provide no assurance as to the outcome of either litigation. In addition, the launch of Dynepo has not been planned due to the uncertainty of the outcomes of the litigation. The litigation is costly and we are required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to us from it with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of litigation expenses. We currently estimate that our share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated.

We may become involved in additional and expensive patent litigation or other proceedings.

                The biotechnology industry has been characterized by significant litigation, and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings with respect to our Niche Protein products, Gene-Activated proteins, Transkaryotic gene therapy technology or other technologies. Such litigation could result in liability for damages, prevent our development and commercialization efforts, and divert management’s attention and resources.

                An adverse outcome in any patent litigation or other proceeding involving patents could subject us to significant liabilities to third parties and require us to cease using the technology or product that is at issue or to license the technology or product from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.

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

                As of June 30, 2002, we owned 27 issued U.S. patents and 95 corresponding issued foreign patents. As of June 30, 2002, we licensed 13 issued U.S. patents and additional corresponding foreign patents. The patents owned or licensed by us expire at various dates through 2020 and cover our Niche Protein products, Gene-Activated protein products and gene therapy products.

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

                We are a party to 13 patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and we may not be able to market products that were covered by the license.

Business Risks

Our revenue from product sales is dependent on the commercial success of Replagal

                During 2001, we received marketing authorizations for our first product. Replagal was granted marketing authorization in the European Union in August 2001. We have also received approval to market Replagal in seven other countries. We expect that Replagal will account for all of our product sales into 2004, at the earliest. Through March 31, 2002, we had recorded $9.6 million of product sales from the sale of Replagal.

                The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. If Replagal does not generate significant product sales, we will be required to fund operations with cash resources, interest income, proceeds from equity offerings and debt financings and funding from collaborative agreements.

The market may not be receptive to our products upon their introduction.

                The commercial success of any of our products for which we obtain marketing approval from the European Agency for Evaluation to Medicinal Products, the FDA, and other regulatory authorities will depend upon their acceptance by patients, the medical community and third party payors as clinically effective, safe and cost-effective. It may be difficult for us to achieve market acceptance of our products.

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

                We have limited manufacturing experience and in order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently use, and expect to continue to use in the future, internal manufacturing and contract manufacturing by third parties to meet our production requirements for preclinical testing, clinical trials, and commercial supply.

                To the extent that we are a party to manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. There are a limited number of such third-party manufacturers capable of manufacturing our protein products with a limited amount of production capacity. As a result, we may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them.

                To the extent that we elect not to or cannot contract for third-party manufacturing for any of our products, we will need to manufacture these products in our own manufacturing facilities. We have limited manufacturing experience. We are investing, and may need to invest in the future, substantial additional funds to build our own manufacturing facilities and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities. There can be no assurance that we will be able to successfully build or operate our own facilities, that our facilities will comply with applicable regulations or that our facilities will enable us to manufacture our products at a commercially reasonable cost.

                Any manufacturing of our products must comply with the FDA’s Good Manufacturing Practices. Before approving a Biologics License Application for a product, the FDA will inspect the facilities at which the product is manufactured. If the FDA determines that we or our third party manufacturers do not comply with Good Manufacturing Practices, the FDA may refuse to approve our future Biologics License Applications, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once the FDA approves a product, we or our third party manufacturers must continue to comply with Good Manufacturing Practices. If we or our third party manufacturers fail to maintain compliance with Good Manufacturing Practices, the FDA could impose fines on us or restrictions on a product or on us, including requiring us to withdraw a product from the market. We expend significant funds, time and effort in the area of production and quality control to maintain compliance with Good Manufacturing Practices.

If we fail to obtain an adequate level of reimbursement by third party payors for our products, we may not have commercially viable markets for our products.

                In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In the United States, the availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services.

                We expect that the prices for many of our products, when commercialized, including in particular, our Niche Protein products, may be high compared to other pharmaceutical products. We have established pricing and reimbursement in substantially all countries in which Replagal has been approved. The price established averages approximately $165,000 per patient per year. We have not received any revenues from the sale of Replagal in the countries where we have received marketing approval but have not established reimbursement. We do not expect to receive any revenues in those countries until reimbursement is established. The price of our products may make reimbursement more difficult to obtain, if it can be obtained at all.

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

We face significant competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

                The biotechnology industry is highly competitive and characterized by rapid and significant technological change. Our competitors include pharmaceutical companies, biotechnology firms, universities, and other research institutions. Many of these competitors have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and products similar to, or competitive, with ours.

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

                Niche Protein Products.    For many of the disease targets of our Niche Protein product platform, there is currently no cure or effective treatment. Treatments generally are focused on the management of the disease’s symptoms. In general, we believe that these diseases represent markets too small to attract the resources of larger pharmaceutical companies but may provide attractive commercial opportunities to smaller companies.

                We believe that the primary competition with respect to our Niche Protein product program is from biotechnology and smaller pharmaceutical companies. Competitors include BioMarin Pharmaceutical Inc., Genzyme, and Oxford GlycoSciences plc. The markets for some of the potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

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

                In the United States, both we and Genzyme have received orphan drug designation for our respective products for Fabry disease. Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product. Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same class of product for Fabry disease for a period of seven years, except in limited circumstances.

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

                Our success is highly dependent on the retention of principal members of our technical, commercial, and administrative staff including, in particular, Dr. Richard F Selden, our founder and President and Chief Executive Officer. We are a party to an employment agreement with Dr. Selden, but this agreement may be terminated by us or Dr. Selden for any reason or no reason at any time upon notice to the other party. We do not have key man life insurance for Dr. Selden.

                Our future growth will require hiring a significant number of qualified technical, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

We have limited sales and marketing experience and capabilities and will need to develop this expertise or depend on third parties to successfully sell and market our products on our behalf.

                We have limited sales and marketing experience and capabilities. In order to market our products, including Replagal, we will need to develop this experience and these capabilities or rely upon third parties, such as our collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force. Currently, our 80% owned subsidiary, TKT Europe, markets Replagal in Europe. Under our agreement with Aventis, Aventis is responsible for the sale and marketing of Dynepo. Due to the uncertainty of the outcomes of the ongoing litigation, the launch of Dynepo has not been planned.

We depend on our collaborators to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell certain products on our behalf and none of their efforts may be scientifically or commercially successful.

                We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell Dynepo in the United States and Europe; Sumitomo Pharmaceuticals Co., Ltd. to develop and commercialize Replagal for Fabry disease in Japan and other Asian countries; and Genetics Institute, Inc. to co-develop and commercialize Factor VIII gene therapy for hemophilia A in Europe. Our collaborators may not devote the resources necessary or may otherwise be unable or unwilling to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under specified circumstances.

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

                Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. We maintain clinical trial liability insurance and product liability insurance in amounts that we believe to be reasonable. This insurance is subject to deductibles and coverage limitations. We may not be able to obtain additional insurance or maintain insurance on acceptable terms or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

Financing Risks

We have not been profitable and expect to continue to incur substantial losses.

                We have experienced significant operating losses since our inception in 1988. As of March 31, 2002, our accumulated deficit was $254.1 million. We had a net loss of $18.5 million for the three months ended March 31, 2002 and net losses of $70.2 million, $51.0 million and $44.5 million in 2001, 2000 and 1999, respectively.

                We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will increase as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We recorded $3.5 million in product sales in 2001, and $6.1 million in product sales in the first quarter of 2002.

We may need additional financing, which may be difficult to obtain.

                We believe that our existing capital resources, together with cash from collaborative agreements, product sales, and interest income, will be sufficient to fund our operations through at least 2004. Our cash requirements for operating activities, financing activities and investment activities have exceeded our internally generated funds. We expect that our cash requirements for such activities will continue to exceed our internally generated funds until we are able to generate substantial product sales, particularly because we expect our operating expenses to continue to increase in the future, including our research and development expenses, as our product development efforts accelerate. Our future capital requirements will depend on many factors, including the following:

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

•                                          the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•                                          the cost of obtaining and maintaining licenses to use patented technologies;

•                                          our ability to establish and maintain collaborative arrangements;

•                                          the cost of buying out the minority interest in TKT 5S-Europe, a subsidiary of ours in which we own an 80% interest, if applicable;

•                                          the timing, receipt, and amount of milestones, royalties and other payments from collaborators; and

•                                          other working capital requirements.

                If we determine to seek additional funding, we may do so through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

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

PART II - Other Information

Item 1.  Legal Proceedings

The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal™ Patent Litigation

Since July 2000, the Company has been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the Delaware District Court regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Delaware District Court dismissed this patent litigation.  In March 2002, Genzyme appealed the ruling to the Federal Circuit.  If Genzyme is successful in its appeal, the case will be remanded to the Delaware District Court for further proceedings on non-infringement and invalidity issues.  As of June 30, 2002, the Company had incurred approximately $4.3 million in litigation expenses associated with the Replagal litigation.

Dynepo™ Patent Litigation

The Company and Aventis are involved in patent infringement actions with Amgen in the United States and Kirin-Amgen in the United Kingdom.

The Company and Aventis are involved in a patent infringement action with Amgen Inc.  In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the “Massachusetts District Court. In January 2001, the Massachusetts District Court concluded that Dynepo (epoietin delta), the Company’s Gene-Activated erythropoietin for the treatment of anemia, infringed eight of the 18 claims of patents asserted by Amgen. The Company and Aventis filed an appeal of the decision with the Federal Circuit.  Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent.   Kirin-Amgen may appeal this decision.

The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses.  Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. Although Dynepo received marketing approval from the EMEA in March 2002, the launch of Dynepo has not been planned due to the uncertainty of the outcome of the litigation in the United States.

Item 2.  Changes in Securities and Use of Proceeds

On June 17, 2002, the Company issued 366,928 shares of common stock to Cell Genesys, Inc. in partial consideration for the exclusive license by Cell Genesys to the Company of intellectual property of Cell Genesys.  Such number of shares will be adjusted at the time of registration so that, at such time, such shares have a market value of $15 million, as calculated in accordance with a predetermined formula.  These shares were issued to an “accredited investor” without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 6, 2002:

1A.

The election of Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, Richard F Selden, James E. Thomas and Wayne P. Yetter to serve as directors until the 2003 Annual Meeting of Stockholders.

	Nominee	Votes For	Votes Withheld
	Walter Gilbert	29,482,276	185,841
	Jonathan S. Leff	29,482,462	185,655
	William R. Miller	29,441,276	226,841
	Rodman W. Moorhead, III	29,482,984	185,133
	Richard F Selden	25,924,564	3,743,553
	James E. Thomas	29,441,846	226,271
	Wayne P. Yetter	29,441,776	226,341

1B.	The approval of the Company’s 2002 Stock Incentive Plan.

	For	17,874,028
	Against	7,964,740
	Abstain	9,326
	Non-Vote	3,820,023

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b)                                 Reports on Form 8-K

For the quarterly period ended June 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: August 14, 2002	By:	/s/ Daniel E. Geffken
Daniel E. Geffken
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.31#                                                              License Agreement, dated June 7, 2002, by and between Cell Genesys, Inc. and the Registrant

99.1                                                                           Certification by the Registrant’s President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                                                                                     Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.