Form 10-Q
period 2002-09-30
TRANSKARYOTIC THERAPIES INC
filed 2002-11-15
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes        ☒        No        ☐

At October 31, 2002, there were 34,842,922 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I - Item 1 - Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par values)	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$181,179	$323,877
Marketable securities	107,271	75,877
Accounts receivable	11,591	2,374
Inventories	18,372	7,147
Prepaid expenses and other current assets	4,516	4,620
Total current assets	322,929	413,895
Property and equipment, net	68,132	41,587
Other assets	1,934	2,225
Total assets	$392,995	$457,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,041	$9,394
Accrued expenses	10,713	12,150
Total current liabilities	20,754	21,544

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 10,000 shares authorized; no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,834 and 34,302 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	348	343
Additional paid-in capital	688,222	670,959
Accumulated deficit	(317,922)	(235,672)
Deferred compensation	(1)	(114)
Accumulated other comprehensive income	1,594	647
Total stockholders’ equity	372,241	436,163
Total liabilities and stockholders’ equity	$392,995	$457,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Revenues:
Product sales	$7,873	$537	$22,713	$834
License and research revenues	17	294	652	1,922
	7,890	831	23,365	2,756
Operating expenses:
Cost of goods sold	2,743	—	4,941	—
Research and development	20,450	14,139	59,727	49,450
Intellectual property license expense	—	—	26,000	—
Selling, general and administrative	7,304	5,507	21,203	16,297
	30,497	19,646	111,871	65,747
Loss from operations	(22,607)	(18,815)	(88,506)	(62,991)
Other income:
Interest income, net	1,705	2,947	6,256	9,241
Gain on sale of investment	—	—	—	2,785
	1,705	2,947	6,256	12,026

Net loss	$(20,902)	$(15,868)	$(82,250)	$(50,965)

Basic and diluted net loss per share	$(0.60)	$(0.60)	$(2.38)	$(2.12)

Shares used to compute basic and diluted net loss per share	34,819	26,408	34,539	24,009

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2002	2001

Operating activities:
Net loss	$(82,250)	$(50,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common stock related to intellectual
property license expense	15,000	—
Depreciation and amortization	5,332	4,304
Compensation expense related to equity issuances	113	513
Changes in operating assets and liabilities	(20,227)	39

Net cash used for operating activities	(82,032)	(46,109)

Investing activities:
Proceeds from sales and maturities of marketable securities	205,950	184,977
Purchases of marketable securities	(237,585)	(64,126)
Purchases of property and equipment	(31,877)	(19,557)
Changes in other assets	291	(672)

Net cash provided by (used for) investing activities	(63,221)	100,622

Financing Activities:
Issuance of common stock, net	2,269	97,361
Repayment of long-term debt	—	(2,000)

Net cash provided by financing activities	2,269	95,361
Effect of exchange rate changes on cash and cash equivalents	286	(66)

Net increase (decrease) in cash and cash equivalents	(142,698)	149,808

Cash and cash equivalents at January 1	323,877	49,445

Cash and cash equivalents at September 30	$181,179	$199,253

Supplemental disclosure of non-cash financing activity:
Issuance of common stock as consideration for intellectual property license	$15,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2002 and 2001

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

Basic net loss per share was equivalent to diluted net loss per share for the three and nine months ended September 30, 2002 and 2001 because common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

3.             COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments.  The Company had a total comprehensive loss of $20,705,000 and $15,940,000 for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002 and 2001, the Company had a total comprehensive loss of $81,303,000 and $50,573,000, respectively.

4.             INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2002	December 31, 2001
Raw materials	$1,082	$452
Work in process	10,612	4,214
Finished goods	6,678	2,481
	$18,372	$7,147

Inventories are stated at the lower of cost or market, with cost determined under a first-in, first-out method.

5.                                       INTELLECTUAL PROPERTY LICENSE EXPENSE

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to Cell Genesys’ approach to gene activation. For the nine months ended September 30, 2002, the Company incurred a license fee expense of $26,000,000, which was funded with $11,000,000 in cash and $15,000,000 worth of shares of the Company’s common stock.  As part of the arrangement, the Company agreed that the number of shares initially issued to Cell Genesys would be adjusted at the time the Company registers such shares for resale under the Securities Act of 1933, as amended, if the market value of such shares at that time is greater or less than $15,000,000, as calculated in accordance with a predetermined formula.  The Company has filed a registration statement with the SEC covering the shares.  If the shares are registered in the fourth quarter and, pursuant to the agreed upon formula, the Company is obligated to issue additional shares to Cell Genesys, the Company will likely be required to recognize a charge at that time.  The exact amount of the charge is not determinable at this time because it is dependent on a number of factors, including the price of the Company’s common stock at the time the initial shares issued to Cell Genesys are registered. At November 8, 2002, the closing price of the Company’s common stock was $12.76 per share.  Assuming the same stock price on the date the shares are registered, the Company would be required to issue to Cell Genesys an additional 808,621 shares of its common stock and incur an additional license fee expense of approximately $7,610,000. Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters under the license agreement.   If Cell Genesys achieves all of the milestones, the Company will be obligated to pay Cell Genesys up to an aggregate of $17,000,000 funded with both cash and stock.  The Company is not required to make royalty payments to Cell Genesys.

6.             LEGAL PROCEEDINGS

The Company cannot provide assurance as to the outcome of any legal proceeding. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal Patent Litigation

Since July 2000, the Company has been involved in patent litigation relating to Replagal brought by Genzyme Corporation (“Genzyme”) and Mount Sinai School of Medicine of New York University (“Mount Sinai”) in the United States District Court for the District of Delaware (the “Federal District Court of Delaware”) regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Federal District Court of Delaware dismissed this patent litigation.  In March 2002, Genzyme appealed the ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”).  If Genzyme is successful in its appeal, the case will be remanded to the Federal District Court of Delaware for further proceedings on non-infringement and invalidity issues.  As of September 30, 2002, the Company had incurred approximately $4.6 million in litigation expenses associated with the Replagal litigation.

Dynepo Patent Litigation

The Company and Aventis are involved in a patent infringement action with Amgen Inc. (“Amgen”).    In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the United States District Court for the District of Massachusetts (the “Federal District Court of Massachusetts”). In January 2001, the Federal District Court of Massachusetts concluded that Dynepo (epoietin delta), the Company’s Gene-Activated erythropoietin for the treatment of anemia related to chronic renal failure, infringed eight of the 18 claims of patents asserted by Amgen. The Company and Aventis have filed an appeal of the decision with the Federal Circuit. Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), seeking a declaration that a United Kingdom patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent.  Kirin-Amgen asked the Court of Appeals for permission to appeal its decision to the House of Lords.  That request was refused by the Court of Appeals. Nevertheless, Kirin-Amgen has directly petitioned the House of Lords to hear its appeal.

The Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. Although Dynepo received marketing approval from the European Agency for the Evaluation of Medicinal Products (“EMEA”) in March 2002, Aventis has not launched Dynepo due to the uncertainty of the outcome of the litigation in the United States.

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

On September 20, 2002, the FDA postponed the previously scheduled meeting of the Endocrinologic and Metabolic Drugs Advisory Committee (the “Advisory Committee”) to evaluate the Company’s BLA for Replagal due to administrative reasons. The FDA has rescheduled the meeting of the Advisory Committee to evaluate the Company’s BLA for Replagal on January 14, 2003. The postponement of the Advisory Committee meeting will delay the timing of a decision on the approval of Replagal into the first half of 2003, at the earliest.  Based upon the November 2002 expiration of the six month review period under the Prescription Drug User Fee Act, the Company anticipates that, prior to the Advisory Committee meeting, it will receive another complete review letter from the FDA reiterating most or all of the comments in the previous letter.

The FDA’s review of the Replagal BLA for the postponed meeting expressed concerns regarding the Company’s clinical data, particularly with respect to pain.  As a result, TKT has concluded that the best approach to obtain a prompt approval for Replagal in the United States is to seek approval on the basis of its renal and cardiac data and not to seek approval on the basis of its pain data. While TKT will seek approval based on these functional data, TKT’s recent extensive communications with the FDA indicate that the FDA is also considering using kidney pathology data as a surrogate endpoint for a possible accelerated approval. After the Advisory Committee meeting, the FDA may either approve the Company’s BLA or decline to approve it.  If it declines to approve the BLA, the FDA may request additional information, possibly including data from additional clinical trials.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception.  The Company expects that its research and development expenditures will increase in future years as product development efforts accelerate.  Accordingly, the Company expects to incur significant operating losses until substantial product sales are generated.   Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings and collaborative research and development arrangements with corporate sponsors to finance its operations. At September 30, 2002, the Company’s accumulated deficit was $317,922,000.    For the years ending December 31, 2001, 2000 and 1999, the Company had a net loss of $70,243,000, $51,021,000 and $44,456,000, respectively.  In addition, the Company had a net loss of $20,902,000 and $82,250,000 for the three and nine months ended September 30, 2002, respectively. Included in the loss for the nine months ended September 30, 2002 is an intellectual property license fee expense of $26,000,000, which increased basic and diluted net loss per share by $0.75.

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

RESULTS OF OPERATIONS

Revenues

Product sales for the quarters ended September 30, 2002 and 2001 totaled $7,873,000 and $537,000, respectively.   For the nine months ended September 30, 2002 and 2001, product sales totaled $22,713,000 and $834,000, respectively.  Substantially all Replagal product sales were made in Europe.  Prior to product approval in August 2001, product sales were made in Europe under compassionate use programs.  Compassionate use programs in certain countries in Europe allow limited sales of products that have not yet been approved by the appropriate regulatory agency.  As compared to the second quarter of 2002, Replagal sales decreased by $909,000 or 10%.  The Company believes that the quarter to quarter decrease was due to a slowdown of patients receiving Replagal treatments, new patients initiating treatment during the summer months, and the submission and processing of individual patient reimbursements. The Company expects sales of Replagal to increase in the fourth quarter of 2002, as additional patients begin Replagal therapy.

License and research revenues totaled $17,000 and $294,000 for the third quarter of 2002 and 2001, respectively.   For the nine months ended September 30, 2002, license and research revenues totaled $652,000 as compared to $1,922,000 the corresponding period in 2001.  License and research revenues were primarily earned from collaborative agreements with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”) and Wyeth, formerly Genetics Institute, Inc.   The decrease in license and research revenues in both periods was due to the timing of completion of obligations and receipt of payments related to both collaborative agreements.

Cost of Goods Sold

For the three and nine months ended September 30, 2002, cost of goods sold was $2,743,000 and $4,941,000, or 35% and 22% of product sales, respectively.   For the same periods in 2001, there were no cost of goods sold.  Inventory and components of inventory, which were previously expensed as a research and development cost prior to marketing approval of Replagal in August 2001, were sold in 2001 and in the first half of 2002.  As of June 30, 2002, this inventory had been fully utilized.  As a result, the cost of goods sold for the three months ended September 30, 2002 now reflects the Company’s current full production costs.  For fiscal year 2002, the Company expects that its cost of goods sold will be approximately 25% of product sales.  For 2003 and beyond, the Company expects to increase production to meet the increasing demand for Replagal that the Company anticipates, thereby creating volume efficiencies, and that cost of goods sold, as a percentage of product sales, will likely decline.

Research and Development Expenses

Research and development expenses increased $6,311,000, or 45%, to $20,450,000 in the third quarter of 2002, compared to $14,139,000 during the same period in 2001.   In the first nine months of 2002, research and development expenses totaled $59,727,000 versus $49,450,000 for the same period in 2001, an increase of $10,277,000, or 21%.

The Company began to capitalize Replagal production costs as inventory during the third quarter of 2001 following regulatory approval of Replagal in Europe.  During the first six months of 2002, the Company capitalized $9,167,000 of Replagal production costs which would have been included in research and development expenses in 2001.   Taking into account the capitalization of inventory costs in 2002, research and development expenditures for the nine months ended September 30, 2002 would have increased by $19,444,000, or 39%.  The overall increases in research and development spending were due to increases in research and development staffing and manufacturing development costs as the Company’s product platforms continue to expand and mature as well as increases in research and development occupancy costs.  In addition, during the first nine months of 2002, the Company incurred expenditures totaling $5,500,000 related to set-up and technology transfer fees to a contract manufacturer.

The Company expects that during the remainder of 2002, costs relating to both preclinical and clinical programs will increase significantly as product development activities are initiated or expanded.  The Company is advancing several preclinical programs toward the Investigational New Drug stage.  The largest component of increases for the remainder of 2002 is expected to be costs related to building and operating its manufacturing facilities for its preclinical and clinical candidates.  In November 2002, the Company began occupying a new headquarters and research and development facility, which will continue to increase its occupancy costs for the remainder of 2002 and beyond.

The Company’s two largest research and development programs, Replagal and iduronate-2-sulfatase (“I2S”) for the treatment of Hunter Syndrome, represent the majority of its research and development spending.  The expenses associated with these programs totaled approximately 71% of total research and development expenses for the quarter ended September 30, 2002 and 67% of total research and development expenses for the corresponding period in 2001. For the first nine months of 2002 and 2001, expenses associated with these research and development programs totaled approximately 76% and 69% of total research and development expenses, respectively.

For the three months ended September 2002, research and development expenses for the Replagal program amounted to $9,053,000, an increase of $2,038,000, or 29%, over the corresponding period of 2001.  For the nine months ended September 30, 2002 and 2001, Replagal expenditures totaled $31,851,000 and $26,424,000, respectively, resulting in an increase of $5,427,000, or 21%.  The increases in both periods were due primarily to planned increases in manufacturing development costs.  Costs for the Replagal program primarily include basic research, the costs of clinical trials, manufacturing costs of clinical supplies and regulatory costs associated with preparation of worldwide product marketing applications.  In 2001, after receipt of its first product marketing approval, the Company began to capitalize Replagal production costs as inventory, reducing the amount classified as research and development expense.  The amount of future research and development expenses associated with the Replagal program is not reasonably certain as these costs are dependent principally upon the regulatory process and information required by regulatory agencies, as well as the timing of obtaining marketing authorization in the United States and other countries, if granted. The Company expects expenses associated with the development of Replagal to decrease during the fourth quarter of 2002 and beyond, as many of the costs related to its development have previously been incurred.

For the three and nine months ended September 30, 2002, research and development expenses for the I2S program were $5,418,000 and $13,357,000, respectively, resulting in increases of  $2,893,000, or 115%, and $5,479,000, or 70%, respectively, over the comparable periods in 2001.  The increase for both comparable periods is due to increases in expenditures related to the I2S program’s Phase I/II clinical trial as well as the manufacture of clinical supplies for the clinical trials. Based on preliminary results of the Phase I/II trial completed during 2002, the Company intends to conduct a pivotal Phase III study of I2S. Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of the Phase III study and additional clinical trials, if any, uncertainties in the timing of the regulatory process, and the costs associated with large scale manufacture of iduronate-2-sulfatase.  The Company expects that these costs will be significant and are likely to increase each year until such time, if ever, as marketing approvals are received, which the Company believes will not be earlier than 2005.

Intellectual Property License Fee Expense

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to Cell Genesys’ approach to gene activation. For the nine months ended September 30, 2002, the Company incurred a license fee expense of $26,000,000, which was funded with $11,000,000 in cash and $15,000,000 worth of shares of the Company’s common stock.  As part of the arrangement, the Company agreed that the number of shares initially issued to Cell Genesys would be adjusted at the time the Company registers such shares for resale under the Securities Act of 1933, as amended, if the market value of such shares at that time is greater or less than $15,000,000, as calculated in accordance with a predetermined formula.  The Company has filed a registration statement with the SEC covering the shares.  If the shares are registered in the fourth quarter and, pursuant to the agreed upon formula, the Company is obligated to issue additional shares to Cell Genesys, the Company will likely be required to recognize a charge at that time.  The exact amount of the charge is not determinable at this time because it is dependent on a number of factors, including the price of the Company’s common stock at the time the initial shares issued to Cell Genesys are registered.  At November 8, 2002, the closing price of the Company’s common stock was $12.76 per share.  Assuming the same stock price on the date the shares are registered, the Company would be required to issue to Cell Genesys an additional 808,621 shares of its common stock and incur an additional license fee expense of approximately $7,610,000.  Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters under the license agreement.  If Cell Genesys achieves all of the milestones, the Company will be obligated to pay Cell Genesys up to an aggregate of $17,000,000 funded with both cash and stock.  The Company is not required to make royalty payments to Cell Genesys.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2002, selling, general and administrative expenses were $7,304,000 and $21,203,000, respectively, resulting in increases of  $1,797,000, or 33%, and $4,906,000, or 30%, respectively, over the comparable periods in 2001. Major components of both increases include costs incurred in preparation of the launch of Replagal in Europe and other countries and the creation of a global commercial infrastructure including sales, marketing and distribution capabilities.  Selling, general and administrative expenses related to the preparation of the launch of Replagal and the creation of a global commercial infrastructure amounted to $3,829,000 and $10,505,000 for the three and nine months ended September 30, 2002, respectively.  Components of the increase attributed to the preparation of the launch of Replagal amounted to $1,678,000 and $3,725,000 for the three and nine month comparable periods, respectively.  During the remainder of 2002, selling, general and administrative costs are expected to increase significantly in anticipation of a possible launch of Replagal in the United States.  In addition, with the completion of the new corporate headquarters selling, general and administrative occupancy costs will continue to increase significantly in 2002.

Gain on Sale of Investment

During the nine months ended September 30, 2001, TKT sold substantially all of its investment in a European biotechnology company resulting in a gain of $2,785,000.  In 1996, TKT made a strategic investment of $300,000 in such company.

Net Interest Income

Net interest income was $1,705,000 and $2,947,000 for the three months ended September 30, 2002 and 2001, respectively.   For the nine months ended September 30, 2002, net interest income was $6,256,000 versus $9,241,000 for the corresponding period of 2001.  During the third quarter of 2002, average cash and marketable securities balances were $307,538,000 as compared to $285,671,000 for the same period of 2001.  For the nine months ended September 30, 2002 and 2001, the average cash and marketable securities balances were $348,082,000 and $249,855,000, respectively.  Despite higher average cash and marketable securities balances in 2002, interest income decreased by $1,242,000 and $2,985,000 in the three and nine months ended September 30, 2002, respectively, as a result of significantly lower rates of return in 2002.

Net Loss

The Company had a net loss of $20,902,000 and $15,868,000 for the third quarter ended September 30, 2002 and 2001, respectively. Basic and diluted net loss per share was $0.60 for both the three months ended September 30, 2002 and 2001.

The Company had a net loss of $82,250,000 and $50,965,000 for the nine months ended September 30, 2002 and 2001, respectively. Basic and diluted net loss per share was $2.38 for the nine months ended September 30, 2002, as compared to a basic and diluted net loss per share of $2.12 for the corresponding period in 2001.  Included in the loss for the nine months ended

September 30, 2002 is an intellectual property license fee expense of $26,000,000, which impacted basic and diluted net loss per share by $0.75 per share.

For the three months ended September 30, 2002 and 2001, weighted average shares outstanding were 34,819,000 and 26,408,000, respectively. For the nine months ended September 30, 2002 and 2001, weighted average shares outstanding were 34,539,000 and 24,009,000, respectively.    The increase in weighted average shares outstanding reflects the sale of 7,785,000 common shares from the Company’s public offerings of Common Stock in June and December 2001 and the issuance of 3,571,000 shares of Common Stock upon the conversion of all of the then outstanding Series A Convertible Preferred Stock in November 2001.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has financed its operations through the sale of Common and Preferred Stock, borrowings under debt agreements, revenues from collaborative agreements, interest income and, more recently, with proceeds from product sales.

The Company had cash, cash equivalents and marketable securities totaling $288,450,000 at September 30, 2002, including restricted marketable securities collateralizing letters of credit totaling $7,955,000.  Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

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

In December 2001, the Company sold 4,220,000 shares of its Common Stock, resulting in net proceeds to the Company of $158,945,000.

In June 2001, the Company sold 3,565,000 shares of its Common Stock, resulting in net proceeds to the Company of $96,161,000.

In January 2001, the Company purchased a manufacturing facility for $8,800,000 and leased an adjoining facility. The Company expects to make improvements to these facilities, which could total approximately $30,000,000. The Company expects that these facilities will be used to manufacture one or more of the proteins in its product pipeline.

The Company may seek financing for all or a significant portion of the cost of the leasehold improvements described above.  There can be no guarantee that financing will be available on favorable terms, if at all.

In August 2000, the Company entered into a lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts.  The Company expects to spend approximately $12,000,000 for leasehold improvements and equipment for the remainder of 2002 to outfit the building.

In April 2000, the Company entered into an agreement with stockholders of TKT Europe to establish the Company’s European sales and marketing subsidiary.   Prior to this agreement, these stockholders were neither employees nor affiliated parties of the Company.  These stockholders are the principal managers of TKT Europe and own a 20% interest in it, while the Company owns the remaining 80% interest.  The agreement includes provisions entitling the Company to purchase the stockholders’ ownership interest in TKT Europe in August 2004, under a specified formula.  Should the Company not exercise that right, the stockholders of TKT Europe can require the Company to purchase its ownership interest sixty days thereafter.  The buy out price is equal to (a) 20% of operating profits of TKT Europe, as defined, for the period from September 1, 2003 to August 31, 2004, multiplied by a buy-out factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe.  As a result, the amount of the buy out price will be dependent on the revenues and profits of TKT Europe, primarily from the commercial success of Replagal in Europe. These revenues and profits cannot be estimated at this time.  However, the Company expects the buy out price to be substantial.

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to Cell Genesys’ approach to gene activation. For the nine months ended September 30, 2002, the Company incurred a license fee expense of $26,000,000, which was funded with $11,000,000 in cash and $15,000,000 worth of shares of the Company’s Common Stock. Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters under the license agreement. If Cell Genesys achieves all of the milestones, the Company will be obligated to pay Cell Genesys up to an aggregate of $17,000,000 funded with both cash and stock.  The Company is not required to make royalty payments to Cell Genesys.

At September 30, 2002, the Company had committed to pay approximately $39,045,000 to third parties for certain product development activities through 2004.  The Company has the right to terminate the agreements upon six months written notice.

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

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to the development of Replagal.  As of September 30, 2002, the Company had incurred approximately $4,600,000 in litigation expenses associated with the Replagal litigation.

In addition, the Company and Aventis have been involved in a patent infringement action with Amgen and Kirin-Amgen with respect to the development of Dynepo.  The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses.  Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5,000,000 and $10,000,000 by the time the matter is finally adjudicated. Although Dynepo was approved by the European Agency for the Evaluation for Medicinal Products in March 2002, Aventis has not launched Dynepo due to the uncertainty of the outcome of litigation in the United States.

The Company can provide no assurance as to the outcome of these proceedings.  A decision by a court in any jurisdiction in a manner adverse to the Company would have a material adverse effect on the Company’s business, financial condition, and the results of operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward–looking statements. These important factors include those set forth below under “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward–looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward–looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors could cause actual results to differ from those indicated by forward-looking statements made by the Company from time to time.

Clinical and Regulatory Risks

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

On September 20, 2002, the FDA postponed the previously scheduled meeting of the Endocrinologic and Metabolic Drugs Advisory Committee to evaluate the Company’s BLA for Replagal due to administrative reasons. The FDA has rescheduled the meeting of the Advisory Committee to evaluate the Company’s BLA for Replagal on January 14, 2003. The postponement of the Advisory Committee meeting will delay the timing of a decision on the approval of Replagal into the first half of 2003, at the earliest.

The FDA’s review of the Replagal Biologic License Application for the postponed meeting expressed concerns regarding the Company’s clinical data, particularly with respect to pain. As a result, TKT has concluded that the best approach to obtain a prompt approval for Replagal in the United States is to seek approval on the basis of its renal and cardiac data and not to seek approval on the basis of its pain data. While TKT will seek approval based on these functional data, TKT’s recent extensive communications with the FDA indicate that the FDA is also considering using kidney pathology data as a surrogate endpoint for a possible accelerated approval. After the Advisory Committee meeting, the FDA may either approve the Company’s BLA or decline to approve it.  If it declines to approve the BLA, the FDA may request additional information, possibly including data from additional clinical trials.

During 2000, Aventis submitted a Marketing Authorization Application to the European Agency for the Evaluation of Medicinal Products seeking marketing authorization of Dynepo in the European Union for the treatment of anemia associated with kidney disease. In March 2002, the European Commission granted marketing approval of Dynepo in the European Union.  Aventis has not launched Dynepo in Europe due to ongoing litigation.

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

In general, there can be no assurance that submission of materials requesting permission to conduct clinical trials will result in authorization by the FDA or equivalent foreign regulatory agency to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Once trials are complete and an application has been submitted to the relevant regulatory agency, the regulatory agency may deny the application if applicable regulatory criteria are not satisfied, or may require additional testing or information.

If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As to any product for which we obtain marketing approval, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the European Agency for the Evaluation of Medicinal Products, the FDA and other regulatory authorities.  Failure to comply with any regulatory requirements could result in financial penalties, inability to supply the market, or both.

In addition to regulations adopted by the European Agency for the Evaluation of Medicinal Products, the FDA, and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, and local regulations.

Although we have devoted substantial resources to comply with all applicable regulatory requirements and we are not aware of any significant regulatory violations, we cannot be sure that we are in compliance with such regulations.  Any violations of regulatory requirements may result in various adverse consequences, including the European Agency for the Evaluation of Medicinal Products’ or FDA’s delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, or the imposition of civil or criminal penalties.

We may not be able to obtain orphan drug exclusivity for our Niche Protein products. If our competitors are able to obtain orphan drug exclusivity before us, we may be precluded from marketing our Niche Protein products.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting a Biologics License Application. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process but does make the product eligible for orphan drug exclusivity and certain tax credits in the United States. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same product for the same use may not be approved, except in circumstances specified by regulation and statute, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our Niche Protein products may be critical to the success of this platform. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not apply to such competitive product. Our competitors may also seek and obtain orphan drug exclusivity for products competitive with our products before we obtain marketing approval.

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

In the United States, both we and Genzyme have received orphan drug designation for our respective products for Fabry disease. Whichever product is the first to receive FDA marketing approval would likely receive orphan drug exclusivity for that product. Once a product receives orphan drug exclusivity, the FDA may not approve any other applications to market the same product for Fabry disease for a period of seven years, except in circumstances specified by regulation and statute.

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

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our Niche Protein products are small. For instance, we believe there are up to 5,000 patients worldwide afflicted with Fabry disease and a similar number afflicted with Hunter syndrome. We are currently conducting clinical trials of iduronate-2-sulfatase for the treatment of Hunter syndrome and Factor VIII gene therapy for the treatment of hemophilia A. Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

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

Our research and development efforts may not result in products appropriate for testing in human clinical trials.

We expend significant resources on research and development and preclinical studies of product candidates.  However, these efforts may not result in the development of products appropriate for testing in human clinical trials.   For example, our research may result in product candidates that are not expected to be efficacious in treating disease or that reveal safety concerns.  We may postpone or terminate research and development of a product candidate or a program at any time for any reason such as the safety or efficacy of the potential product, allocation of resources or unavailability of qualified research and development personnel.

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

Patients in our gene therapy clinical trials of Factor VIII for the treatment of hemophilia have experienced serious adverse events but none have been judged to be related to our gene therapy products.  However, due to adverse events that have occurred during some gene therapy clinical trials conducted by other biotechnology and pharmaceutical companies and institutions, including the death of a patient, the Federal government, the European Agency for Evaluation to Medicinal Products, the FDA, industry organizations, and institutions conducting gene therapy clinical trials have grown increasingly concerned about the safety of these clinical trials. An increased concern over gene therapy trials generally may lead the Federal government, the European Agency for Evaluation to Medicinal Products, the FDA or other regulatory agencies to impose further regulation on gene therapy clinical trials. If further regulations are imposed on gene therapy research generally, the delays and costs involved in complying with such regulations may impair our ability to conduct gene therapy clinical trials in the future.

Patent Litigation and Intellectual Property Risks

We are a party to litigation with Genzyme and Mount Sinai involving Replagal which could preclude us from manufacturing or selling Replagal.

Since July 2000, we have been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the U.S. District Court for the District of Delaware regarding a patent licensed by Genzyme from Mount Sinai. In January 2002, the Federal District Court of Delaware

dismissed this patent litigation, granting our motion for summary judgment of non-infringement and denying Genzyme’s motion for summary judgment of infringement. In March 2002, Genzyme appealed the ruling to the U.S. Federal Circuit Court of Appeals. If Genzyme is successful in its appeal, the case will be remanded to the Federal District Court of Delaware for further proceedings on non-infringement and invalidity issues. If we were to ultimately lose this case after trial and appeal, we would be precluded from making, using and selling Replagal. We can provide no assurance as to the outcome of this litigation. As of September 30, 2002, we have incurred approximately $4.6 million in litigation expenses associated with the Replagal litigation.

We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo which could preclude us from manufacturing or selling Dynepo.

In April 1997, Amgen commenced a patent infringement action against us and Aventis in the U.S. District Court for the District of Massachusetts. In January 2001, the Federal District Court of Massachusetts concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Amgen did not seek and was not awarded monetary damages. We and Aventis have filed an appeal of the decision with the U.S. Federal Circuit Court of Appeals. Amgen has also appealed this decision. If we are not successful in our appeal, we and Aventis would be precluded from making, using and selling Dynepo in the United States.

In addition, in July 1999, we and Aventis commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a United Kingdom patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo and that certain claims of Kirin-Amgen’s United Kingdom patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent.  Kirin-Amgen asked the Court of Appeals for permission to appeal its decision to the House of Lords.  That request was refused by the Court of Appeals. Nevertheless, Kirin-Amgen has directly petitioned the House of Lords to hear its appeal.

We can provide no assurance as to the outcome of either litigation. In addition, Aventis has not launched Dynepo due to the uncertainty of the outcomes of the litigation.  We are required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to us from it with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of litigation expenses. We currently estimate that our share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated.

We may become involved in additional and expensive patent litigation or other proceedings.

The biotechnology industry has been characterized by significant litigation, and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings with respect to our Niche Protein products, Gene-Activated proteins, Transkaryotic Therapy gene therapy technology or other technologies. Such litigation could result in liability for damages, prevent our development and commercialization efforts, and divert management’s attention and resources.

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

As of September 30, 2002, we owned over 25 issued U.S. patents, over 40 pending U.S. patents, over 90 corresponding issued foreign patents, and over 225 corresponding pending foreign patent applications. As of September 30, 2002, we licensed over 30 issued U.S. patents and additional corresponding foreign patents. The patents owned or licensed by us expire at various dates through 2020 and cover our Niche Protein products, Gene-Activated protein products and gene therapy products.

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

If we fail to comply with any of our obligations under any of the agreements under which we license commercialization rights to products or technology from third parties, we could lose license rights.

We are a party to over 30 patent licenses under which we have acquired rights to proprietary technology of third parties and expect to enter into additional patent licenses in the future, including a license to patents related to I2S. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and we could lose our license to use the acquired rights.  If these rights are lost, we may not be able to market products that were covered by the license.

Business Risks

Our revenue from product sales is dependent on the commercial success of Replagal

During 2001, we received marketing authorizations for our first product. Replagal was granted marketing authorization in the European Union in August 2001. We have also received approval to market Replagal in seven other countries. We expect that Replagal will account for all of our product sales into 2005, at the earliest. Through September 30, 2002, we had recorded $22.7 million of product sales from the sale of Replagal.

The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. If Replagal does not continue to generate significant product sales, we will be required to fund operations with cash resources, interest income, proceeds from equity offerings and debt financings and funding from collaborative agreements.

The market may not be receptive to our products upon their introduction.

The commercial success of any of our products for which we obtain marketing approval from the European Agency for the Evaluation of Medicinal Products, the FDA, and other regulatory authorities will depend upon their acceptance by patients, the medical community and third party payors as clinically effective, safe and cost-effective. It may be difficult for us to achieve market acceptance of our products.

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

We have limited manufacturing experience and in order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently use, and expect to continue to use in the future, internal manufacturing and contract manufacturing by third parties to meet our production requirements for preclinical testing, clinical trials, and commercial supply.  Under our collaborative arrangement with Aventis, Aventis is required to manufacture Dynepo required for clinical trials and for commercial sites.

To the extent that we are a party to manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.  For instance, we are parties to several manufacturing arrangements with respect to the manufacture of Replagal.  Each of these manufacturing arrangements relates to only certain aspects of the manufacturing process.  In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing agreement with us and if the manufacturer’s failure materially delays the ultimate production of Replagal and adversely affects our Replagal inventory levels, our sales of Replagal could be adversely affected.

There are a limited number of third-party manufacturers capable of manufacturing our protein products with a limited amount of production capacity. As a result, we may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to complete development of these products or market them.

To the extent that we elect not to or cannot contract for third-party manufacturing for any of our products, we will need to manufacture these products in our own manufacturing facilities. We plan to manufacture iduronate-2-sulfatase in our own facilities.  We have limited manufacturing experience. We are investing, and may need to invest in the future, substantial additional funds to build our own manufacturing facilities and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities. There can be no assurance that we will be able to successfully build or operate our own facilities, that our facilities will comply with applicable regulations or that our facilities will enable us to manufacture our products at a commercially reasonable cost.

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

We expect that the prices for many of our products, when commercialized, including in particular, our Niche Protein products, may be high compared to other pharmaceutical products. We have established pricing and reimbursement in substantially all countries in which Replagal has been approved. The price was established at an average of approximately $165,000 per patient per year, and fluctuates depending upon exchange rates. We have not received any revenues from the sale of Replagal in the countries where we have received marketing approval but have not established reimbursement. We have recorded revenues in countries where we have not received marketing approval but have secured reimbursement on a patient by patient basis.  We do not expect to receive any revenues in those countries until reimbursement is established. The price of our products may make reimbursement more difficult to obtain, if it can be obtained at all.

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

Niche Protein Products.    For many of the disease targets of our Niche Protein product platform, there is currently no cure or effective treatment. Treatments generally are focused on the management of the disease’s symptoms. In general, we believe that these diseases represent markets too small to attract the resources of larger pharmaceutical companies but may provide attractive commercial opportunities for smaller companies.

We believe that the primary competition with respect to our Niche Protein product program is from biotechnology and smaller pharmaceutical companies. Competitors include BioMarin Pharmaceutical Inc., Genzyme, Osiris Therapeutics, Inc., and Oxford GlycoSciences plc. The markets for some of the potential Niche Protein products are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

We believe that our primary competition with respect to Replagal is Genzyme. In August 2001, Replagal was granted marketing authorization in the European Union. Since August 2001, we have received approval to market Replagal in a number of other countries but have not received approval to market Replagal in the United States. A competitive product for the treatment of patients with Fabry disease, marketed by Genzyme, was also granted marketing authorization in the European Union. Both Replagal and Genzyme’s competing product were granted co-exclusive orphan drug status in the European Union for up to 10 years.

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

Many of the protein products against which our Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third-party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have often served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block our entry into the market by asserting that our Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

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

We have limited sales and marketing experience and capabilities. In order to market our products, including Replagal, we will need to develop this experience and these capabilities or rely upon third parties, such as our collaborators, to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, we may not be able to recruit and maintain an effective sales force. Currently, TKT Europe, our 80% owned subsidiary, markets Replagal in Europe. As a result, our ability to successfully market and sell Replagal in Europe is dependent on the marketing personnel of TKT Europe.  Under our agreement with Aventis, Aventis is responsible for the sale and marketing of Dynepo. Due to the uncertainty of the outcomes of the ongoing litigation, Aventis has not launched Dynepo.

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

We have experienced significant operating losses since our inception in 1988. As of September 30, 2002, our accumulated deficit was $317.9 million. We had a net loss of $82.3 million for the nine months ended September 30, 2002 and net losses of $70.2 million, $51.0 million and $44.5 million in 2001, 2000 and 1999, respectively.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will increase as our research and development, sales and marketing, and manufacturing efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We recorded $3.5 million in product sales in 2001, and $22.7 million in product sales in the nine months ended September 30, 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

In June 2002, the Company obtained an exclusive license to certain intellectual property from Cell Genesys, Inc., related to Cell Genesys’ approach to gene activation. For the nine months ended September 30, 2002, the Company incurred a license fee expense of $26,000,000, which was funded with $11,000,000 in cash and $15,000,000 worth of shares of the Company’s common stock.  As part of the arrangement, the Company agreed that the number of shares initially issued to Cell Genesys would be adjusted at the time the Company registers such shares for resale under the Securities Act of 1933, as amended, if the market value of such shares at that time is greater or less than $15,000,000, as calculated in accordance with a predetermined formula.  The Company has filed a registration statement with the SEC covering the shares.  If the shares are registered in the fourth quarter and, pursuant to the agreed upon formula, the Company is obligated to issue additional shares to Cell Genesys, the Company will likely be required to recognize a charge at that time.  The exact amount of the charge and the shares to be issued is not determinable at this time because it is dependent on the price of the Company’s common stock at the time the shares issued to Cell Genesys are registered.

As of September 30, 2002, the Company did not have any off-balance sheet arrangements.

Item 4.    Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - Other Information

Item 1.  Legal Proceedings

The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial position, and results of operations.

Replagal™ Patent Litigation

Since July 2000, the Company has been involved in patent litigation relating to Replagal brought by Genzyme and Mount Sinai in the Federal District Court of Delaware regarding a patent licensed by Genzyme from Mount Sinai.  In January 2002, the Federal District Court of Delaware dismissed this patent litigation.  In March 2002, Genzyme appealed the ruling to the Federal Circuit.  If Genzyme is successful in its appeal, the case will be remanded to the Federal District Court of Delaware for further proceedings on non-infringement and invalidity issues.  As of September 30, 2002, the Company had incurred approximately $4.6 million in litigation expenses associated with the Replagal litigation.

Dynepo™ Patent Litigation

The Company and Aventis are involved in patent infringement actions with Amgen in the United States and Kirin-Amgen in the United Kingdom.

The Company and Aventis are involved in a patent infringement action with Amgen Inc.  In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the Federal District Court of Massachusetts. In January 2001, the Federal District Court of Massachusetts concluded that Dynepo (epoietin delta), the Company’s Gene-Activated erythropoietin for the treatment of anemia related to chronic renal failure, infringed eight of the 18 claims of patents asserted by Amgen. The Company and Aventis have filed an appeal of the decision with the Federal Circuit.  Amgen has also appealed this decision.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a United Kingdom patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent.  Kirin-Amgen asked the Court of Appeals for permission to appeal its decision to the House of Lords.  That request was refused by the Court of Appeals. Nevertheless, Kirin-Amgen as directly petitioned the House of Lords to hear its appeal.

The Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses.  In addition, Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses.  The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. Although

Dynepo received marketing approval from the EMEA in March 2002, Aventis has not launched Dynepo due to the uncertainty of the outcome of the litigation in the United States.

Item 6.  Exhibits and Reports on Form 8-K

(a)                         The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b)                        Reports on Form 8-K

Current Report on Form 8-K, dated September 20, 2002 regarding the Food and Drug Administration’s announcement of the postponement of the Endocrinologic and Metabolic Drugs Advisory Committee meeting scheduled for September 26 and 27, 2002 due to administrative reasons.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: November 14, 2002	By:	/s/ Daniel E. Geffken
Daniel E. Geffken
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard F Selden, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Transkaryotic Therapies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report;

4.                                       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard F Selden
Dated: November 14, 2002	Richard F Selden, M.D., Ph.D.
President and Chief Executive Officer

I, Daniel E. Geffken, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Transkaryotic Therapies, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report;

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel E. Geffken
Dated: November 14, 2002	Daniel E. Geffken
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

10.32#                                                              Commercial Supply and Process Validation Agreement, entered into as of December 6, 1999, by and between TKT and Chesapeake Biological Laboratories, Inc.

10.33#                                                              Master Production Agreement, made as of December 1, 1998, between BioScience Contract Production Corp. and TKT.

99.1                                                                           Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                                                                           Certification by the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#    Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.