Form 10-Q/A
period 2002-06-30
TRANSKARYOTIC THERAPIES INC
filed 2002-12-19
CIK 885259

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2002

Commission File Number 0-21481

TRANSKARYOTIC THERAPIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3027191 (I.R.S. Employer Identification No.)
700 Main Street Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
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

Explanatory Note

        We are filing this amendment no. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002 on this Form 10-Q/A solely to refile Exhibit 10.31.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.
Date: December 19, 2002	By:	/s/ DANIEL E. GEFFKEN Daniel E. Geffken Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Richard F. Selden, certify that:

        (1) I have reviewed this quarlerly report as amended by amendment no.1 to the quarterly report on Form 10-Q/A of Transkaryotic Therapies, Inc.; and

        (2) Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: December 19, 2002	/s/ RICHARD F. SELDEN Richard F. Selden President and Chief Executive Officer

        I, Daniel E. Geffken, certify that:

        (1) I have reviewed this quarterly report as amended by amendment no.1 to the quarterly report on Form 10-Q/A of Transkaryotic Therapies, Inc.; and

        (2) Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: December 19, 2002	/s/ DANIEL E. GEFFKEN Daniel E. Geffken Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

10.31#	License Agreement, dated June 7, 2002, by and between Cell Genesys, Inc. and the Registrant

#
Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.

QuickLinks

SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX