Form 10-K
period 2002-12-31
TRANSKARYOTIC THERAPIES INC
filed 2003-03-31
CIK 885259

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
Common Stock, $.01 par value
Preferred Stock Purchase Rights
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Yes ☒    No ☐

        As of June 28, 2002, the approximate aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $1,254,450,848 based on the last reported sale price of the registrant's voting Common Stock on The Nasdaq National Market as of the close of business on June 28, 2002. There were 34,855,384 shares of Common Stock outstanding as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Document	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2003	III

PART I

ITEM 1. BUSINESS

Overview

        Transkaryotic Therapies, Inc. ("TKT" or the "Company") is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 25 countries, principally in Europe. In 2002, the Company recorded $34.7 million in Replagal product sales.

Recent Developments

  Corporate Reorganization

        In February 2003, TKT's Board of Directors appointed Michael J. Astrue as President and Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Astrue replaced Richard F Selden, M.D., Ph.D., who resigned from TKT and TKT's Board of Directors. The Board also named David D. Pendergast to the newly-created position of Executive Vice President, Operations. Dr. Pendergast was previously Senior Vice President, Technical Operations.

        Upon the appointment of Mr. Astrue, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company's research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties and for its gene therapy development programs.

        During the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions and intends to continue to reduce headcount through attrition, with the goal of having approximately 300 full-time U.S. employees by the end of 2003. As of March 31, 2003, TKT had 345 full-time U.S. employees. TKT expects to consolidate facilities and is seeking to sublease four of its facilities, including office, laboratory and manufacturing space. In addition, the Company plans to sell its manufacturing facility in Randolph, Massachusetts.

        The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed by the fourth quarter of 2003 and will record restructuring charges in connection with the reorganization during 2003. Included in the charges will be amounts for severance costs, for ongoing lease obligations for properties which will no longer be used, and for the write-off of property and equipment at facilities which are held for sublease or sale.

  Regulatory Status of Replagal in the United States

        The Company has not received approval to market and sell Replagal in the United States. Since the Company submitted a Biologics License Application ("BLA") for Replagal to the United States Food and Drug Administration (the "FDA") in June 2000, the Company has received two Complete Response Letters from the FDA. In the second Complete Response Letter, which the Company received in November 2002, the FDA indicated that the data relating to Replagal which TKT had previously submitted were not adequate for approval, primarily because of questions concerning efficacy, but that the data would be discussed at a meeting of the FDA's Endocrinologic & Metabolic Drugs Advisory Committee (the "Endocrinologic & Metabolic Drugs Advisory Committee").

        On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss TKT's BLA for Replagal and concluded by a unanimous vote that TKT's clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee

also concluded by a vote of 8 to 7 that the renal pathology data presented by TKT were not adequate to serve as the basis for accelerated approval. Some members of the Endocrinologic & Metabolic Drugs Advisory Committee indicated that TKT could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and, if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of all or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee's recommendations.

        TKT expects to commence the re-examination of the pathology slides in the second quarter of 2003. The FDA may decide not to approve Replagal on the basis of the data from the re-examination.

        Genzyme Corporation ("Genzyme") is seeking marketing authorization in the United States for Fabrazyme, its enzyme replacement therapy product for the treatment of Fabry disease. On January 13, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee concluded that data from the clinical trials for Fabrazyme were reasonably likely to predict clinical benefit in patients with Fabry disease and, therefore, were an adequate basis for accelerated approval.

        Both Replagal and Fabrazyme have received orphan drug designation in the United States. Whichever product is the first to receive FDA marketing approval will receive orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the United States Food, Drug and Cosmetic Act (the "FDA Statute") and implementing regulations. In the event that Fabrazyme receives marketing approval in the United States before Replagal, Fabrazyme will receive orphan drug exclusivity, and Replagal will be excluded from the U.S. market for seven years unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

  Clinical Trial of Iduronate-2-Sulfatase (Hunter Syndrome)

        In March 2002, TKT completed a 12 patient, randomized, double-blind, placebo-controlled, dose-escalating Phase I/II clinical trial to assess the safety, pharmacodynamic and pharmacokinetic profiles, and clinical activity of iduronate-2-sulfatase ("I2S"), TKT's investigational enzyme replacement therapy for the treatment of Hunter syndrome. The trial was led by researchers at the University of North Carolina at Chapel Hill. In October 2002, at the American Society of Human Genetics Annual Meeting, the principal investigator of the clinical trial reported that I2S was generally well-tolerated and demonstrated evidence of clinical activity in patients with Hunter syndrome. With only three patients per dose group, the study was not designed to and did not achieve statistical significance. However, the study provided the data necessary to continue clinical testing of I2S. Based on the results of the study, TKT intends to commence a pivotal clinical trial of I2S during the second half of 2003 and is currently discussing trial design with U.S. and European regulatory agencies.

  Dynepo Litigation

        In collaboration with Aventis Pharma ("Aventis"), TKT has developed Dynepo (epoietin delta), a fully human erythropoietin for the treatment of anemia related to chronic renal failure. In April 1997, Amgen Inc. ("Amgen") commenced a patent infringement action against the Company and Aventis in the United States District Court for the District of Massachusetts. In January 2001, the U.S. District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. On January 6, 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings.

        In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. ("Kirin-Amgen") seeking a declaration that a European patent held by Kirin-Amgen will not be infringed by the Company's activities relating to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe the Kirin-Amgen patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. In February 2003, the House of Lords agreed to hear this appeal.

        A description of the Dynepo litigation is set forth in "Item 3. Legal Proceedings—Dynepo Patent Litigation."

Products

  Therapeutics for the Treatment of Rare Genetic Diseases

        Some rare genetic diseases are known to be caused by the deficiency of a single, well-characterized protein. The patient's inability to produce sufficient amounts of the specified protein results in symptoms that can be debilitating and, ultimately, life-threatening. These diseases include lysosomal storage disorders, such as Fabry disease, Hunter syndrome, Gaucher disease, Morquio syndrome, Hurler syndrome, Pompe disease, and Tay-Sachs disease. These disorders result from an inherited inability to produce an enzyme responsible for the breakdown of biomolecules such as fats and sugars. The build-up in lysosomes becomes toxic, ultimately killing the cells from within. No effective treatment currently exists for most of these rare diseases.

        One possible approach to treat lysosomal storage disorders is to manufacture the missing or deficient protein and deliver it to the patient. The Company's strategy for developing products to treat rare genetic diseases is to build on the Company's core competencies in gene expression, cell culture, and protein purification and characterization to create protein replacement products for diseases which are characterized by the absence of certain metabolic enzymes. In addition to Replagal for Fabry disease, the Company is developing treatments for Hunter syndrome and Gaucher disease.

        Although the primary focus of the Company's research and development efforts in rare genetic diseases has been lysosomal storage disorders, TKT plans to begin development of treatments for other types of rare genetic diseases.

        Replagal for Fabry Disease

        TKT has received approval to market and sell Replagal, an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 25 countries, principally in Europe. In 2002, TKT recorded $34.7 million in product sales.

        Fabry disease is an inherited lysosomal storage disorder caused by the deficiency of the enzyme alpha-galactosidase A. Patients with Fabry disease show diverse clinical manifestations beginning in childhood. These manifestations include severe pain and renal and cardiovascular complications. Patients have a mean age of death of approximately 41 years. The Company believes that there are up to 5,000 patients worldwide. However, the number of actual patients is difficult to ascertain because many patients die from kidney or heart disease without the underlying cause of the kidney or heart disease being properly identified as Fabry disease. TKT uses its proprietary gene activation technology to manufacture Replagal.

        In August 2001, the European Commission granted marketing authorization for Replagal in the European Union. Since August 2001, TKT has received approval to market Replagal in a number of other countries. The Company has established pricing and reimbursement for substantially all patients receiving Replagal in Europe. Pricing was initially established as the local currency equivalent of an average of approximately $165,000 per patient per year. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations.

        The Company has not received approval to market and sell Replagal in the United States. Since the Company submitted a BLA for Replagal to the FDA in June 2000, the Company has received two Complete Response Letters from the FDA. In the second Complete Response Letter, which the Company received in November 2002, the FDA indicated that TKT's data relating to Replagal which TKT had previously submitted were not adequate for approval, primarily because of questions concerning efficacy, but that the data would be discussed at a meeting of the Endocrinologic & Metabolic Drugs Advisory Committee.

        On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss TKT's BLA for Replagal and concluded by a unanimous vote that TKT's clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by a vote of 8 to 7 that the renal pathology data presented by TKT were not adequate to serve as the basis for accelerated approval. Some members of the Endocrinologic & Metabolic Drugs Advisory Committee indicated that TKT could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and, if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee's recommendations.

        TKT expects to commence the re-examination of the pathology slides in the second quarter of 2003. The FDA may decide not to approve Replagal on the basis of the data from the re-examination.

        TKT is a party to a collaboration agreement with Sumitomo Pharmaceutical Co., Ltd. ("Sumitomo"), for the commercialization of Replagal in Japan, Korea, and China. In November 2002, Sumitomo submitted an application for marketing authorization for Replagal in Japan.

        TKT is conducting and intends to conduct in the future additional clinical trials of Replagal in a variety of patient populations, including children. These studies are designed to provide further data on the clinical effects of Replagal, to provide physicians with experience with Replagal, to evaluate alternative dosing schedules, and to provide patients with greater access to treatment. Based on one such study, the European Commission expanded Replagal's Summary of Product Characteristics (the "SPC") to support the use of Replagal in females with Fabry disease. TKT may also conduct new trials to obtain marketing approval of Replagal in the United States.

        Replagal competes with Fabrazyme, Genzyme's product for the treatment of Fabry disease, which was granted marketing authorization in the European Union in August 2001. Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years. Genzyme is seeking marketing authorization in the United States for Fabrazyme. On January 13, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee concluded by a vote of 14 to 1 that the pathology data from the clinical trials of Fabrazyme were reasonably likely to predict clinical benefit in patients with Fabry disease, and, therefore, were an adequate basis for accelerated approval.

        Both Replagal and Fabrazyme have received orphan drug designation in the United States. Whichever product is the first to receive FDA marketing approval will receive orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth in the FDA Statute and implementing regulations. In the event that Fabrazyme receives marketing approval in the United States before Replagal, Fabrazyme will receive orphan drug exclusivity, and Replagal will be excluded from the U.S. market for seven years unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

        The Company is a party to patent litigation with Genzyme and Mount Sinai School of Medicine of New York University ("Mount Sinai") in the United States and with Serono International S.A. ("Serono") in the Netherlands. A description of this litigation is set forth in "Item 3. Legal Proceedings—Replagal Patent Litigation and "—Serono Patent Litigation."

        Iduronate-2-Sulfatase (I2S) for Hunter Syndrome

        TKT is developing iduronate-2-sulfatase, I2S, an enzyme replacement therapy for the treatment of Hunter syndrome. Hunter syndrome is an inherited lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulfatase. As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient. Physical manifestations include skeletal deformities, obstructive airway disease, cardiac failure and, in the most severe cases, central nervous system involvement. Many patients die during childhood. The Company believes that I2S enzyme replacement therapy could result in improvements in many of the clinical manifestations associated with Hunter syndrome, other than neurological issues experienced by many patients, and could result in an increased life expectancy and quality of life. Although there is some uncertainty among experts, the Company believes that there are up to 3,000 patients worldwide afflicted with Hunter syndrome.

        In March 2002, TKT completed a randomized, double-blind, placebo-controlled, dose-escalating Phase I/II clinical trial to assess the safety, pharmacodynamic and pharmacokinetic profiles, and clinical activity of I2S in 12 patients with Hunter syndrome. Three doses were studied in the Phase I/II clinical trial. Within each dose group, three patients were randomized to receive I2S and one patient was randomized to receive placebo. The patients received a 60-minute intravenous infusion biweekly for six months.

        In October 2002, at the American Society of Human Genetics Annual Meeting, the principal investigator of the clinical trial reported that in the study I2S was generally well-tolerated and demonstrated evidence of clinical activity in several critical areas of Hunter syndrome, including reduction in cardiac mass and stabilized pulmonary function. The most common side effects from I2S treatment were infusion reactions characterized by chills, fever, rigors, and facial flushing. Infusion-related reactions occurred in five treated patients and were successfully managed by slowing the infusion rate and using premedications. In addition, one of the nine treated patients developed an IgG antibody to I2S, thereby possibly making the enzyme ineffective in treating the disease in this patient. With only three patients per dose group, the study was not designed to and did not achieve statistical significance. All 12 patients are now enrolled in an open label extension study, including nine patients who have received I2S for at least eighteen months.

        Based on these results, TKT intends to commence a pivotal clinical trial of I2S during the second half of 2003 and is currently discussing trial design with U.S. and European regulatory agencies. TKT does not know of any other party developing an enzyme replacement therapy for the treatment of Hunter syndrome.

        Glucocerebrosidase (GCB) for Gaucher Disease

        TKT is developing Glucocerebrosidase ("GCB"), an enzyme replacement therapy for the treatment of Gaucher disease. TKT is currently conducting preclinical studies of GCB. The Company expects to initiate human clinical trials of GCB in the first half of 2004.

        Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase. As a result of this deficiency, certain lipids accumulate in specific cells of the liver, spleen, and bone marrow causing life-threatening clinical symptoms in the patient, including enlargement of the liver and spleen, hematologic abnormalities, and bone disease.

        The Company has conducted extensive analytical and animal testing of GCB, which has demonstrated that GCB has the appropriate structural properties and the purity, potency, and safety profile required for initiating human clinical studies. The Company has also conducted manufacturing development work for GCB. TKT uses its proprietary gene activation technology for the manufacture of GCB in a continuous human cell line that is suitable for large-scale manufacturing.

        Genzyme is marketing Cerezyme, its enzyme replacement therapy for Gaucher disease. Cerezyme and its predecessor drug have been on the market worldwide for over a decade. If approved, GCB would face competition from Cerezyme.

  Gene-Activated Versions of Proteins That Would Compete With Currently Marketed Proteins

        TKT's gene activation technology is a proprietary approach to the development and large-scale production of therapeutic protein products. This approach is based on the activation of a human cell's own or endogenous genes encoding therapeutic proteins, as opposed to foreign or exogenous genes. Gene activation does not involve the conventional method of cloning or copying an exogenous gene sequence and inserting the gene sequence into a cell. Under TKT's approach, the endogenous gene encoding a protein, as it naturally exists in the human cell, is activated through the insertion of a segment of DNA into the cell. The Company believes this technology could allow it to develop and commercialize a number of therapeutic proteins, including versions of proteins that would compete with proteins currently being marketed by third parties.

        The Company believes that gene activation technology may be used to express a wide variety of therapeutically valuable proteins at levels suitable for large-scale manufacturing purposes. Since gene activation technology avoids certain technical limitations of conventional recombinant protein production technology and does not rely on manipulation of cloned genes, the Company believes that the gene activation technology is at least as efficient as, and may be more cost-effective than, conventional genetic engineering techniques for protein production.

        The Company's Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties include the Company's Dynepo, GA-GCSF, GA-FSH, and GA-hGH programs described below. The Company has ceased its development efforts of these Gene-Activated protein products and is seeking collaborative partners for all of these products other than Dynepo. The Company would consider licensing all of these products to a single collaborative partner or licensing the products on an individual basis to several collaborative partners. The Company also uses its gene activation technology to manufacture some of the Company's therapeutics for the treatment of rare genetic diseases, such as Replagal, but does not intend to seek collaborative partners for these rare genetic disease therapeutics.

        Dynepo for Anemia Related to Chronic Renal Failure

        In collaboration with Aventis, TKT has developed Dynepo, a fully human erythropoietin for the treatment of anemia related to chronic renal failure. Erythropoietin, a circulating protein hormone that stimulates the differentiation of certain progenitor cells in the bone marrow, is produced in the kidney when the body requires additional red blood cells. When this protein is not produced or not produced in sufficient quantities, anemia develops in the patient.

        Aventis is responsible for obtaining regulatory approval and selling and marketing Dynepo throughout the world, except for Japan. In March 2002, the European Commission granted marketing approval of Dynepo in the European Union. Dynepo has not been approved in the United States. In 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United

States. The FDA did not accept the BLA for filing and requested that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA and the Company cannot predict whether or when it will do so.

        Aventis has not launched Dynepo in Europe. The Company cannot predict whether or when Aventis will determine to launch Dynepo.

        The Company and Aventis are parties to patent litigation with Amgen in the United States and Kirin-Amgen in the United Kingdom with respect to Dynepo. A description of the Dynepo litigation is set forth in "Item 3. Legal Proceedings—Dynepo Patent Litigation".

        Gene-Activated Granulocyte Colony Stimulating Factor (GA-GCSF)

        TKT has developed a Gene-Activated human granulocyte colony stimulating factor ("GA-GCSF") for the treatment of low white blood cell count, known as neutropenia, which often results from cancer chemotherapy or bone marrow transplantation, and for the treatment of other indications. The Company originally developed GA-GCSF under a collaboration agreement with Aventis. In November 2000, TKT and Aventis terminated their collaboration relating to GA-GCSF, and TKT reacquired the rights to GA-GCSF.

        In 2000, Aventis completed a Phase I clinical trial of GA-GCSF in 32 healthy volunteers. In the study, the volunteers were given equivalent doses of either Neupogen, a commercial product for the treatment of neutropenia marketed by Amgen, or GA-GCSF in a randomized, double blind, multiple dose, dose escalation study. The study was designed to test the safety, tolerability, and preliminary pharmacodynamic and pharmacokinetic behavior of GA-GCSF in these volunteers. The results of this clinical trial suggest that GA-GCSF may be safe and well-tolerated and comparable to Neupogen in its pharmacodynamic effects on increasing neutrophil counts. Neutrophil is a type of white blood cell.

        Amgen is currently marketing two products for the treatment of neutropenia: Neulasta for the treatment of neutropenia associated with myelosuppressive cancer chemotherapy, and Neupogen.

        Gene-Activated Follicle-Stimulating Hormone (GA-FSH)

        TKT has developed a Gene-Activated follicle-stimulating hormone ("GA-FSH") to increase ovulation in patients participating in assisted reproductive technology programs and in certain infertile patients. The Company has conducted extensive analytical and animal testing of GA-FSH, which has demonstrated that GA-FSH has the appropriate structural properties and the purity, potency, and safety profile required for initiating human clinical studies. The Company has also conducted manufacturing development work for GA-FSH. Several follicle-stimulating hormone products are currently marketed in the United States, including Follistim by Organon International, Inc. and Gonal F by Serono.

        Gene-Activated Human Growth Hormone (GA-hGH)

        TKT has developed Gene-Activated human growth hormone ("GA-hGH") for the treatment of short stature associated with growth hormone deficiency and other indications. Several human growth hormones are currently marketed in the United States, including Genotropin by Pharmacia & Upjohn, Inc., Humatrope by Eli Lilly and Company, Nutropin by Genentech, Inc. and Saizen and Serostim by Serono.

  Gene Therapy Products

        Transkaryotic Therapy, the Company's approach to gene therapy, is based on genetically modifying patients' cells to produce and deliver therapeutic proteins. The Company believes it has developed the basic technologies required for treatment which is safe, cost-effective, and potentially clinically superior to conventional gene therapy approaches that rely on viral-based vectors.

        TKT believes its gene therapy system is broadly enabling and, accordingly, may be applicable to the treatment of a wide range of human diseases. For example, TKT believes its gene therapy may be well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states, including hemophilia, diabetes, anemia, and hypercholesterolemia.

        There are a number of technical approaches to gene therapy, but two basic distinctions can be used to characterize the field. The first distinction is viral versus non-viral. Viral-based gene therapy approaches use genetically modified viruses to introduce genes into human cells by infection. Non-viral approaches use noninfectious (chemical or physical) means to introduce the genes. The second distinction is in vivo versus ex vivo. In vivo gene therapies are based on the administration of DNA-based drugs directly to the patient. Ex vivo gene therapies are based on removing a small number of cells from a patient, introducing a gene into the cells and implanting the engineered cells into the patient.

        TKT's gene therapy technology platform is a non-viral, ex vivo system, which the Company believes is significantly different from other approaches to gene therapy. The Company believes that these differences will allow for physiologic levels of protein expression in patients for extended periods and readministration, two goals that historically have represented major obstacles in alternative gene therapy systems.

        Transkaryotic Therapy takes advantage of the patient's natural ability to synthesize therapeutic proteins for extended periods. The potential benefits of Transkaryotic Therapy for some indications include:

  •
  improved therapeutic outcome,
  •
  the elimination of frequent painful injections and patient compliance problems,
  •
  a reduction of side effects due to overdosing and underdosing of conventional proteins, and
  •
  significant reductions in cost.

        Accordingly, the Company believes that its therapy may be less costly than therapy using conventional protein pharmaceuticals, although for larger indications the cost of the infrastructure necessary to provide Transkaryotic Therapy may be substantial.

        The major alternative to TKT's system is based on the use of genetically-modified viruses to infect patients' cells. Transkaryotic Therapy does not use infectious agents such as retroviruses, adenoviruses, or adeno-associated viruses to genetically engineer patients' cells.

        The Company has ceased its development of its gene therapy products and is seeking collaborative partners for its gene therapy programs.

        Factor VIII Gene Therapy for Hemophilia A

        The Factor VIII gene therapy program for the treatment of hemophilia A is TKT's most advanced gene therapy program. Hemophilia A is caused by a deficiency or defect in coagulation caused by inadequate amounts of a protein called Factor VIII. Patients with the disease experience acute, debilitating, and often life-threatening bleeding episodes. Depending on the severity of the disease, bleeding may occur spontaneously or after minor trauma. Conventional treatment consists of temporarily increasing the patient's Factor VIII levels through infusions of plasma-derived or recombinantly-produced Factor VIII. The Company estimates that there are approximately 50,000 hemophilia A patients worldwide.

        In 2001, TKT completed the treatment phase of a Phase I clinical trial of its Factor VIII gene therapy product in twelve patients with severe hemophilia A. The Company is continuing to monitor these patients. This trial, led by researchers at Beth Israel Deaconess Medical Center in Boston, Massachusetts, was the first clinical trial to evaluate a gene therapy treatment for hemophilia A. The 12 patients in the trial had baseline Factor VIII levels less than 1% of normal. The study involved a one year treatment phase and a two-year follow-up period. Nine patients received implantation of Factor VIII expressing cells into the greater omentum, an area of the abdomen, and three patients received implantation of Factor VIII expressing cells into the lesser omentum. The first six patients who received Factor VIII expressing cells have been followed for two years, the second six patients have been followed for one year and all twelve patients continue to be monitored to generate further long-term data. The study was designed to assess the safety of Factor VIII gene therapy, though clinical activity was also observed.

        TKT believes that the results of the study demonstrate that TKT's non-viral, ex vivo gene therapy system can be safely administered to a patient and may be effective in reducing the occurrence of spontaneous bleeding in patients. Specifically, seven of the nine patients who received Factor VIII expressing cells into the greater omentum had decreased bleeding frequency and/or Factor VIII usage during the first year. Two of these patients had no spontaneous bleeding episodes for nearly one year following implantation of the Factor VIII expressing cells. Clinical changes were not observed in patients who received Factor VIII expressing cells into the lesser omentum. There were no serious adverse events related to the Factor VIII expressing cells or the implantation. No antibodies to Factor VIII were detected in any of the patients.

        The Company has developed its Factor VIII gene therapy product pursuant to a collaboration and license agreement with Wyeth, which succeeded Genetics Institute, Inc. ("Wyeth"). A description of the collaboration between the Company and Wyeth is set forth in "Collaborations—Wyeth, Successor to Genetics Institute, Inc."

Collaborations

  Aventis Pharma

        TKT entered into an agreement with Aventis in May 1994 focused on the development of Dynepo. Under the agreement, TKT has the potential to receive up to $38.0 million, consisting of license fees, equity investments, milestone payments, and research funding, of which TKT had received $20.0 million at December 31, 2002. The remaining payments are contingent upon the achievement of regulatory and commercial milestones. TKT also is entitled to a low double-digit royalty on net sales of Dynepo by Aventis. Due to the uncertainty involving both the regulatory approval of Dynepo and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.

        Under the agreement, TKT granted Aventis exclusive worldwide rights to make, use, and sell Dynepo. Aventis is responsible, at its own expense, for development, manufacturing, and marketing activities for the product. The license agreement expires, on a country by country basis, on the later of the date 10 years after the first commercial sale of the covered product in such country and the last to expire of the patents licensed under such agreement with respect to such country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by either party. Aventis has relinquished its rights to market and sell Dynepo in Japan to TKT.

        The Company and Aventis have been involved in a patent infringement action with Amgen and Kirin-Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the expenses for the Amgen and Kirin-Amgen litigation, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT's share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated. A description of the Dynepo litigation is set forth in "Item 3. Legal Proceedings—Dynepo Patent Litigation".

  Sumitomo Pharmaceutical Co., Ltd.

        In July 1998, the Company entered into an exclusive distribution agreement with Sumitomo to commercialize Replagal in Japan, Korea, and China. Under the agreement, Sumitomo is responsible, at its own expense, for development and commercialization of Replagal in the territories covered by the agreement. Sumitomo is required to purchase Replagal from the Company for sale in the territories covered by the agreement for a transfer price calculated as a percentage of net sales. Under the agreement, TKT has the potential to receive up to $8.0 million upon the achievement of regulatory milestones, of which TKT had received $3.0 million at December 31, 2002. The agreement expires on a country-by-country basis 15 years after Sumitomo begins selling Replagal in the respective country.

  Wyeth, Successor to Genetics Institute, Inc.

        In July 1993, TKT entered into an agreement with Genetics Institute, Inc. relating to a joint development and marketing program for TKT's hemophilia A gene therapy product. Wyeth succeeded to Genetics Institute's rights and obligations under the agreement as a result of Wyeth's acquisition of Genetics Institute. The product utilizes Wyeth intellectual property related to the DNA sequence encoding Factor VIII. Under the agreement, Wyeth has granted TKT a non-exclusive worldwide license under Wyeth's patents for use in certain non-viral gene therapy applications. Wyeth agreed to pay a portion of the clinical development costs of the product in the United States, Canada, and the European Community. TKT retained exclusive manufacturing rights throughout the world and exclusive marketing rights to all countries of the world, except those in Europe. Wyeth received exclusive rights to market the product in Europe. The Wyeth agreement terminates upon the expiration date of the last to expire patent licensed pursuant to the agreement. At Wyeth's request, the Company and Wyeth are negotiating a termination of the collaboration.

Research and Development

        For the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $81.3 million, $65.9 million, and $56.4 million, respectively, on research and development activities. Collaborative partners funded $1.8 million, $2.7 million and $7.2 million of these research and development expenses in 2002, 2001 and 2000, respectively.

Sales and Marketing

        TKT plans to market and sell the products for which it obtains marketing approval through a combination of establishing its own commercial capabilities and entering into sales and marketing arrangements with third parties, particularly in Europe and Asia.

  TKT Europe

        In April 2000, the Company established a subsidiary in Sweden known as TKT Europe-5S AB ("TKT Europe") for the purpose of marketing, selling and distributing Replagal in Europe. The Company owns an 80% equity interest in TKT Europe and a team of European pharmaceutical executives with experience in marketing and selling pharmaceutical products in Europe own the remaining 20% equity interest in TKT Europe. The Company and TKT Europe are parties to a distribution agreement relating to Replagal, and the Company and the European stockholders of TKT Europe are parties to a stockholders' agreement relating to the operation of TKT Europe.

        Under the distribution agreement, TKT granted TKT Europe exclusive marketing rights to distribute and market Replagal in all countries in Europe, and TKT Europe agreed to purchase Replagal exclusively from TKT at a negotiated transfer price. TKT is also required to pay TKT Europe a marketing service fee. The distribution agreement continues until December 31, 2010, and is subject to automatic two-year extensions unless a party provides notice of non-renewal at least one year prior to the expiration of the term.

        The stockholders' agreement provides for the governance of TKT Europe. Under the agreement, the European stockholders have the right to elect three members of the Board of Directors, and the Company has the right to elect two members of the Board of Directors. Although the consent of TKT is required for various significant matters relating to the operation of TKT Europe, most day-to-day operations of TKT Europe are directed by the European stockholders.

        Under the stockholders' agreement, the Company is entitled to purchase the European stockholders' 20% ownership interest in TKT Europe in August 2004 for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders' ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits of TKT Europe, as defined in the stockholders' agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe. These profits cannot be estimated at this time. However, the Company expects the buyout price will be substantial.

        As of December 31, 2002, TKT Europe employed approximately 21 full time employees.

  U.S. Commercialization

        In the United States, the Company has developed a small commercial infrastructure for the marketing and sale of its products. The Company expects that it will expand its infrastructure in the United States at such time as it anticipates receiving approval to market its products in the United States.

  Aventis

        Aventis is responsible for obtaining regulatory approval and marketing and selling Dynepo throughout the world except for Japan. Aventis has not launched Dynepo in Europe. The Company cannot predict whether or when Aventis will determine to launch Dynepo.

  Customers

        One hospital in Europe accounted for approximately 22% of the Company's revenues in 2002.

Manufacturing

        TKT currently uses, and expects to continue to use in the future, internal manufacturing and contract manufacturing by third parties to meet its production requirements for preclinical testing, clinical trials, and commercial supply of its products and product candidates.

        To date, the Company has relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale. These third parties manufacture Replagal bulk drug substance and perform fill and finish services. In February 2003, the Company filed with European regulatory authorities for approval to manufacture the bulk drug substance of Replagal at the Company's manufacturing facility in Cambridge, Massachusetts. In January 2003, the Company

terminated its agreement with the third party manufacturer of the bulk drug substance of Replagal, to be effective in July 2003. The Company plans to use its existing inventory and additional inventory manufactured under the third party contract manufacturing arrangement to supply customer orders for Replagal at least until such time as the Company receives approval to manufacture Replagal at its Cambridge, Massachusetts facility, if at all, or such time as the Company is able to make other manufacturing arrangements. The Company believes that the existing and additional inventory of Replagal will be adequate to meet customer demand.

        The Company currently manufactures Replagal and I2S for clinical trials at its Cambridge, Massachusetts manufacturing facility. The Company also plans to use this facility to manufacture I2S, and possibly one additional protein, for commercial use if and when such products are approved for commercialization. The Company plans to spend approximately $9.0 to $10.0 million for improvements to this facility in 2003 in order to expand its capacity and configure the facility for the production of more than one product.

        Under TKT's collaborative arrangement with Aventis, Aventis is required to manufacture Dynepo required for clinical trials and for commercial sales.

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

        As of December 31, 2002, TKT owned approximately 31issued U.S. patents, approximately 39 pending U.S. patent applications, approximately 96 corresponding issued foreign patents from third parties, and approximately 236 corresponding pending foreign patent applications. As of December 31, 2002, TKT licensed approximately 18 issued U.S. patents and additional corresponding foreign patents from third parties. The patents owned or licensed by TKT expire at various dates through 2020 and cover various aspects of TKT's protein products and gene therapy products.

  Intellectual Property Relating to Competing Products

        For many currently marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified. As such, it is generally not possible to obtain a broad composition of matter patent for many of the currently marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods, including methods of producing proteins using this approach, led to issued patents in many cases. While every patent must be analyzed on a claim by claim basis, TKT believes that, in many instances, its technology does not infringe claims based on isolated and purified DNA sequences encoding proteins of commercial interest because gene activation technology does not rely on the manipulation of cloned genes. The Company also avoids the use of technologies such as specific protein purification procedures that are the subject of patents that are not limited to protein products manufactured using conventional genetic engineering techniques. The Company, however, is currently involved in litigation with Genzyme and Mount Sinai in the United States and Serono in the Netherlands relating to Replagal and, along with the Company's collaborative partner, Aventis, is involved in litigation in the United States and the United Kingdom with Amgen and Kirin-Amgen relating to Dynepo. A description of this litigation is set forth in "Item 3. Legal Proceedings."

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

  Licenses

        Cell Genesys, Inc.

        In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys, Inc. ("Cell Genesys") related to Cell Genesys' approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11.0 million in cash and issued to Cell Genesys $15.0 million of shares of the Company's common stock. Under the agreement, Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters under the license agreement. If all of the milestones occur, the Company will be obligated to pay Cell Genesys an aggregate of $17.0 million payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys. The agreement terminates on the termination date of the last-to-expire patent right subject to the agreement, but is subject to earlier termination by either party in the event of a breach of the agreement by the other party.

        Under the agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, if the market value of such shares at that time was greater or less than $15.0 million, as calculated in accordance with a predetermined formula. In January 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15.0 million in cash.

        Women's and Children's Hospital, North Adelaide, Australia

        The Company has an exclusive worldwide license to pending and issued patents from Women's and Children's Hospital, North Adelaide, Australia related to certain mucopolysaccharidoses diseases, a type of lysosomal storage disorder, including Hurler and Scheie syndromes (MPS I), Hunter syndrome (MPS II), and Sanfilippo syndrome (MPS III). Under this license, TKT is obligated to pay royalties on net sales of products covered by a valid claim of a patent or patent application licensed to TKT. The license also imposes various commercialization, insurance and other obligations on the Company. The Company's failure to comply with these obligations could result in the termination of the license or the conversion of the license from an exclusive license to a non-exclusive license. The license terminates upon the expiration of the last to expire of the patents covered by the license.

        Gene Therapy

        The Company has entered into several royalty-bearing licensing agreements under which it has acquired certain rights to use proprietary genes and related technology in its non-viral gene therapy products. In particular, the Company has a non-exclusive license for certain non-viral gene therapy applications from Wyeth with respect to Wyeth's intellectual property related to a DNA sequence encoding Factor VIII as described under "Collaborations—Wyeth, Successor to Genetics Institute, Inc."

Competition

        The biotechnology industry is highly competitive and characterized by rapid and significant technological change. The Company believes that the primary competitive factors relating to the products that it is marketing and developing include safety and efficacy compared to competitive products, distribution channels, price and the availability of reimbursement.

  Therapeutics for the Treatment of Rare Genetic Diseases

        In general, the Company believes that rare genetic diseases have markets that are too small to attract the resources of most larger pharmaceutical and biotechnology companies. As a result, the Company believes that the primary competition with respect to its products for rare genetic diseases is from smaller pharmaceutical and biotechnology companies. Competitors for existing programs include BioMarin Pharmaceutical Inc., Genzyme, Osiris Therapeutics, Inc., and Oxford GlycoSciences plc. Specifically, Replagal competes with Genzyme's Fabrazyme, and any product commercialized by the Company to treat Gaucher disease will compete with Genzyme's Cerezyme. TKT does not know of any party developing an enzyme replacement therapy for the treatment of Hunter syndrome.

        The markets for some of the potential products for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist, the Company may not be able to successfully commercialize its products. Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as "orphan drugs". Generally, if a product that has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that applications to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the United States.

        Both Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years. In the United States, both TKT and Genzyme have received orphan drug designation for their respective products to treat Fabry disease. Whichever product is the first to receive FDA marketing approval will receive orphan drug exclusivity.

  Gene-Activated Versions of Proteins That Would Compete With Currently-Marketed Proteins

        TKT is developing Gene-Activated protein products that would compete with proteins currently being marketed by third parties. For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.

        Many of the protein products against which the Company's Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third-party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block TKT's entry into the market by asserting that the Company's Gene-Activated proteins infringe their patents. Many of these products may be losing most or all of their patent protection in the next few years. As a result, the markets in which these products compete may become genericized. Consequently, some of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

  Gene Therapy

        The Company's gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the disease and conditions targeted. Although no gene therapy product is currently marketed, a number of companies, including major biotechnology and pharmaceutical companies, as well as development stage companies, are actively involved in this field.

European Union Government Regulation

        In the European Union, TKT's products are subject to extensive regulation by the European Union and the individual member states of the European Union. Preclinical testing must be carried out in accordance with principles of good laboratory practice, subject to inspections by national authorities and requirements for certification of compliance in applications for approval to conduct clinical trials and in marketing authorization applications. Clinical trials are subject to national regulation. At present, the rules are not harmonized, but most member states require some form of notification or approval by government authorities, review and approval by independent ethics committees and other measures to protect the interests of human subjects. Clinical trials are also expected to be carried out in compliance with detailed requirements for good clinical practice. A European Union directive scheduled to take effect in 2004 will impose harmonized requirements for regulation of clinical trials, including special provisions for notification or approval of trials relating to biotechnology products and inspections by government authorities to insure compliance with good clinical practice.

        Medicinal products intended for commercial distribution in the European Union must be subject to a marketing authorization. For new biotechnology products, marketing authorization applications must be submitted to the European Agency for the Evaluation of Medicinal Products (the "EMEA"). They are reviewed by scientific experts in the Committee for Proprietary Medicinal Products (the "CPMP"), which issues an opinion that is referred to the Commission of the European Communities for a final decision, taken in conjunction with representatives of the member states. Marketing authorization applications must be supported by technical dossiers containing expert reports and detailed information (including reports of preclinical studies and clinical trials) demonstrating that the medicinal product will be safe, effective and of satisfactory quality. In exceptional circumstances, less-than-complete clinical data may be accepted such as when the authorities determine that it would be impractical or unethical to carry out full-scale pivotal clinical trials.

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

        Establishments located within the European Union in which medicinal products are manufactured must be authorized by national authorities and inspected for compliance with good manufacturing practices ("cGMP"). European Union authorities also currently inspect establishments in the United States or other non-European Union countries that manufacture medicinal products for European Union markets. Each batch of a medicinal product that is imported to the European Union must be tested for compliance with applicable specifications and certified by a qualified person in the European Union. Although the United States and the European Union have agreed in principle to mutual recognition of GMP inspections, the details have not been worked out in practice, and it is uncertain when, or whether, actual mutual recognition will be achieved.

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

        Marketing authorization holders are required to maintain pharmacovigilance systems for collecting and reporting information concerning suspected adverse reactions. In response to pharmacovigilance reports, authorities may initiate proceedings to revise the prescribing information for medicinal products or to suspend or revoke marketing authorizations. Procedural safeguards are often limited, and marketing authorizations can be suspended with little or no advance notice.

        Most European Union member states maintain public health systems in which many medicinal products are paid for at least in part by government authorities, insurers or other third parties. Nearly every member state has introduced one or more systems to control the cost of medicines supplied under these programs. Member states fix the prices of medicinal products, impose reimbursement limits, establish positive or negative formularies, encourage prescribing or dispensing of generic substitutes for innovative products, and regulate the profitability of the pharmaceutical industry. Wholesalers often purchase medicinal products in low-price member states and sell them in higher-price member states, so that there is general downward pressure on prices throughout the European Union.

        European Union medicines laws establish certain protections in addition to patents that are intended to encourage investment in research and development of medicinal products. European Union law includes special provisions for "orphan medicines" that are intended to treat rare diseases or conditions. Criteria for designation are similar but somewhat different from those in the United States. Orphan medicines are entitled to ten years of market exclusivity except under certain limited circumstances comparable to US law. During this period of market exclusivity, no "similar" product, whether or not supported by full safety and efficacy data, will be approved. This period may also be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

        Provisions for data and market exclusivity only protect against the grant of marketing authorizations. Many European Union member states maintain alternative procedures that permit commercial distribution of medicinal products without marketing authorizations on a compassionate or "named-patient" basis. Procedures differ from country to country, but all member states forbid advertising of such products and some countries prohibit or discourage named-patient distribution after a suitable licensed product is on the market.

United States Government Regulation

  FDA

        The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of TKT's products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates pharmaceutical products under the FDA Statute, and other laws, including, in the case of biologics, the Public Health Service Act. TKT believes that most of its products will be regulated by the FDA as biologics. TKT cannot market a biologic or drug until it has submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil or criminal penalties.

        The steps required before a product may be approved for marketing in the United States generally include:

  •
  preclinical laboratory tests and animal tests,

  •
  the submission to the FDA of an Investigational New Drug Application ("IND"), for human clinical testing, which must become effective before human clinical trials may begin,

  •
  a series of clinical trials to establish the safety and efficacy of the product,

  •
  the submission to the FDA of an application for marketing authorization,

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with good manufacturing practices, or GMP, and

  •
  FDA review and approval of the application for marketing authorization.

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

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined, and certain phases may not be necessary for a particular product.

  •
  Phase I trials, the initial introduction of the drug into human subjects, usually involve the testing of the drug for safety, adverse effects, dosage tolerance, and pharmacologic action.

  •
  Phase II trials usually involve studies in a limited patient population to:

  •
  evaluate preliminarily the efficacy of the drug for specific, targeted conditions,

  •
  determine dosage tolerance and appropriate dosage, and

  •
  identify possible adverse effects and safety risks.

  •
  Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population.

        The Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

        The results of the preclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an application for marketing authorization. If the application for marketing authorization contains all pertinent information and data, the FDA will formally accept the file for review. The FDA may refuse to file the application for marketing authorization if it does not contain all pertinent information and data. In that case, the applicant may resubmit the application for marketing authorization when it contains the missing information and data. Before approving an application for marketing authorization, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless current GMP compliance is satisfactory. The FDA often requests a review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee's recommendations. The FDA may refuse to approve an application for marketing authorization if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process require substantial time, effort, and financial resources, and TKT cannot be certain that any of its products will be approved on a timely basis, if at all. Also, new federal, state, or local government requirements may be established that could delay or prevent regulatory approval of its products under development.

        The FDA sometimes approves biologics and drugs under its accelerated approval regulations. These approvals may be issued when, among other circumstances, clinical studies establish that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. When approval is granted under the accelerated approval regulations, the holder of the regulatory approval must conduct additional studies after approval to demonstrate the clinical benefit of the product. Failure to conduct the required studies, or to comply with other accelerated approval requirements, may result in the FDA's withdrawing or modifying the approval.

        Once the FDA approves a product, TKT and any third-party manufacturers are required to comply with a number of post-approval requirements. For example, TKT will be required to report certain adverse events to the FDA, and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, or holder of marketing approval, including withdrawal of the product from the market.

        In addition to regulations enforced by the FDA, TKT is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. TKT's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although TKT believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, TKT could be held liable for any damages that result and any such liability could exceed TKT's resources.

  Orphan Drug Designation

        The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition" that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of other different drugs or biologics for the indications for which the orphan product has exclusivity.

Additional Foreign Regulation

        In addition to regulations in Europe and the United States, TKT will be subject to a variety of foreign regulations governing clinical trials and sales of TKT's products, including Replagal. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of clinical trials and marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Employees

        As of March 31, 2003, TKT had 345 full-time U.S. employees and 25 full-time employees at its two European subsidiaries, TKT Europe and TKT UK Ltd. The number of full-time U.S. employees reflects the reduction by the Company of approximately 100 positions during the first quarter of 2003. The Company intends to continue to reduce headcount through attrition, with the goal of having approximately 300 full-time U.S. employees by the end of 2003.

Trademarks

        Gene-Activated®, and TKT® are registered trademarks and Replagal™, and Transkaryotic Therapy™ are trademarks of TKT. Dynepo™ is a trademark of Aventis. All other trademarks, service marks or trade names referenced in this annual report are the property of their respective owners.

Available Information

        TKT maintains a website with the address www.tktx.com. TKT is not including the information contained in its website as part of, or incorporating it by reference into, this annual report on Form 10-K. TKT makes available, free of charge, through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after TKT electronically files these materials with, or otherwise furnishes them to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        TKT owns or leases a total of approximately 413,000 square feet of office, manufacturing and laboratory space in Massachusetts. The Company's material properties are set forth below.

Property Location	Square Feet	Use	Owned/Leased	Lease Expiration Date
Cambridge, Massachusetts	182,000	Corporate Headquarters Office Laboratory	Leased	2011
Cambridge, Massachusetts	55,000	Office Laboratory	Leased	2003-2008
Cambridge, Massachusetts	25,000	Office	Leased	2012
Cambridge, Massachusetts	33,000	Manufacturing Office Laboratory	Leased	2004-2008
Randolph, Massachusetts	40,000	Manufacturing	Owned	N/A
Randolph, Massachusetts	48,000	Manufacturing	Leased	2011

        With the exception of the Company's corporate headquarters and its Cambridge, Massachusetts manufacturing facility, the Company is seeking to sell or sublease the facilities listed in the above table.

ITEM 3. LEGAL PROCEEDINGS

        The Company can provide no assurance as to the outcome of any legal proceedings. A decision by a court in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Replagal Patent Litigation

        In July 2000, Genzyme and Mount Sinai filed a patent infringement action against the Company in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting TKT's motion for summary judgment of non-infringement and denying Genzyme's motion for summary judgment of infringement. Genzyme sought monetary damages and injunctive relief.

        In March 2002, Genzyme appealed the U.S. District Court of Delaware's ruling to the U.S. Court of Appeals for the Federal Circuit. In January 2003, the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case will be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues.

        As of December 31, 2002, the Company had incurred $4.6 million in litigation expenses associated with the Replagal litigation.

  Dynepo Patent Litigation

        In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the U.S. District Court of Massachusetts. In January 2001, the U.S. District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

        On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings. In particular, the U.S. Court of Appeals for the Federal Circuit:

  •
  upheld the U.S. District Court of Massachusetts' determination of invalidity of one of Amgen's patents;

  •
  upheld the U.S. District Court of Massachusetts' determination that some claims of two other Amgen patents were infringed, but vacated the U.S. District Court of Massachusetts' determination that those patents were not invalid; and

  •
  vacated the U.S. District Court of Massachusetts' determination that Replagal infringed some claims of the two remaining Amgen patents, and vacated the U.S. District Court of Massachusetts' determination that one of these patents was not invalid.

As part of the U.S. Court of Appeals for the Federal Circuit's ruling, it instructed the U.S. District Court of Massachusetts to reconsider the validity of Amgen's patents in light of potentially invalidating prior art.

        In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a European patent held by Kirin-Amgen will not be infringed by the Company's activities relating to Dynepo and that certain claims of Kirin-Amgen's U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the

Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen's patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. In February 2003, the House of Lords agreed to hear this appeal.

        The Company is required to reimburse Aventis, which is paying the expenses of the Amgen and Kirin-Amgen litigations relating to Dynepo, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT's share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5 million and $10 million by the time the matter is finally adjudicated.

  Serono Patent Litigation

        In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly-owned subsidiary of Serono, commenced an action against TKT in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono's European patents. The Serono patent relates to Serono's approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office.

  Shareholder Lawsuits

        In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal. If TKT is not successful in defending these actions, its business, results of operations and financial condition could be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers

        As of March 1, 2003, the executive officers of the Company are as follows:

Name	Age	Position held with the Company
Michael J. Astrue	46	President and Chief Executive Officer
David D. Pendergast, Ph.D.	54	Executive Vice President, Operations
Renato Fuchs, Ph.D.	60	Senior Vice President, Manufacturing and Operations
Daniel E. Geffken	46	Senior Vice President, Finance, Chief Financial Officer, and Treasurer
Douglas A. Treco, Ph.D.	45	Senior Vice President, Research

        Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

        Michael J. Astrue joined the Company as President and Chief Executive Officer in February 2003. Prior to rejoining TKT, Mr. Astrue served as TKT's Senior Vice President and General Counsel from

April 2000 to January 2003, after which he served briefly as a Visiting Fellow at the Hudson Institute, a research organization. From 1993 to 1999, he served as Vice President, Secretary and General Counsel of Biogen, Inc., a biotechnology company. Mr. Astrue received a B.A. from Yale University and a J.D. from Harvard Law School.

        David D. Pendergast, Ph.D., has served as Executive Vice President, Operations, since February 2003. Prior to February 2003, Dr. Pendergast served in a number of senior quality and operations roles at TKT, including Senior Vice President, Technical Operations, since joining TKT in December 2001. Prior to joining TKT, Dr. Pendergast was employed by Biogen from April 1996 through August 2001, most recently serving as Vice President, Product Development and Quality Assurance. Dr. Pendergast received a B.S. in Chemistry from Western Michigan University and a Ph.D. in Pharmaceutics from the University of Wisconsin.

        Renato Fuchs, Ph.D., joined the Company as Senior Vice President, Manufacturing and Operations, in March 2002. Prior to joining TKT, Dr. Fuchs was employed by Chiron Corporation, a pharmaceutical company, from 1993 through February 2002, most recently serving as Senior Vice President, BioPharmaceuticals. Dr. Fuchs received a B.S. in Chemical Engineering from University of Valle and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology.

        Daniel E. Geffken has served as Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company since December 2000 and, from February 1997 to December 2000, he served as Vice President, Finance, Chief Financial Officer and Treasurer. He received a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from the Harvard Business School.

        Douglas A. Treco, Ph.D. has directed research at the Company since its inception in 1988 in a number of positions and currently serves as Senior Vice President, Research. He received a B.S. in Biology and Chemistry from the University of Delaware and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York, Stony Brook.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company was incorporated in Delaware in 1988 and the Company's Common Stock commenced trading on October 17, 1996 on The Nasdaq National Market under the symbol "TKTX." As of March 1, 2003, there were 128 holders of record of the Company's Common Stock.

        The following table sets forth for the fiscal periods indicated the range of high and low sales prices for the Company's Common Stock on The Nasdaq National Market.

	High	Low
2002
Quarter Ended:
December 31	$34.10	$8.41
September 30	42.00	28.21
June 30	43.17	31.02
March 31	46.50	31.97
2001
Quarter Ended:
December 31	$45.27	$25.64
September 30	33.00	22.75
June 30	32.63	14.10
March 31	36.88	13.50

        The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company for the five years ended December 31, 2002 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

STATEMENT OF OPERATIONS DATA

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Product sales	$34,682	$3,535	$—	$—	$—
License and research revenues	1,818	2,653	7,247	3,870	5,325
Cost of goods sold	10,511	185	—	—	—
Research and development expenses	81,309	65,921	56,440	43,946	25,617
Intellectual property license expense	34,660	—	—	—	—
Impairment charge	16,069	—	—	—	—
Net loss	(129,762)	(70,243)	(51,021)	(44,456)	(19,965)
Basic net loss per share	$(3.75)	$(2.78)	$(2.25)	$(2.25)	$(1.05)
Shares used to compute basic net loss per share	34,616	25,228	22,675	19,763	19,052

BALANCE SHEET DATA

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Cash and marketable securities	$256,708	$399,754	$245,456	$192,495	$110,155
Other current assets	41,784	14,141	1,842	2,054	2,334
Property and equipment, net	59,372	41,587	23,597	20,384	5,140
Total assets	359,806	457,707	272,393	215,291	117,962
Total stockholders' equity	323,867	436,163	247,857	195,782	113,646

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        TKT is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal in 25 countries, principally in Europe. TKT has not received approval to market and sell Replagal in the United States. TKT recorded $34,682,000 in Replagal product sales in 2002.

        With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At December 31, 2002, the Company's accumulated deficit was $365,434,000.

        Results of operations may vary significantly from period to period depending on, among other factors:

  •
  the timing, receipt, and amount of Replagal product sales;

  •
  continued progress in our research and development programs, particularly I2S, as well as the magnitude of these programs;

  •
  the scope and results of our clinical trials;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals;

  •
  the cost of manufacturing activities;

  •
  the cost of commercialization activities, including product marketing, sales and distribution;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

  •
  TKT's ability to establish and maintain collaborative arrangements.

  Corporate Reorganization

        In February 2003, TKT's Board of Directors appointed Michael J. Astrue as President and Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Astrue replaced Richard F Selden, M.D., Ph.D., who resigned from TKT and TKT's Board of Directors. The Board also named David D. Pendergast to the newly-created position of Executive Vice President, Operations. Dr. Pendergast was previously Senior Vice President, Technical Operations.

        Upon the appointment of Mr. Astrue, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company's research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties and for its gene therapy development programs.

        During the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 employees. Eighty (80) employees were involuntarily terminated and the balance of these positions were reduced through attrition. TKT intends to continue to reduce headcount through attrition, with the goal of having approximately 300 full-time U.S. employees by the end of 2003. As of March 31, 2003, TKT had 345 full-time U.S. employees. TKT expects to consolidate facilities and is seeking to sublease four of its facilities, including office, laboratory and manufacturing space. In addition, the Company plans to sell its manufacturing facility in Randolph, Massachusetts.

        The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed by the fourth quarter of 2003 and will record restructuring charges in connection with the reorganization during 2003 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in the charges will be amounts for severance costs, for ongoing lease obligations for properties which will no longer be used, and for the write-off of property and equipment at facilities which are held for sublease or sale. In March 2003, the Company will record approximately $2,500,000 to $4,500,000 in restructuring charges, which will include severance costs for 80 employees and the liability for the remaining lease rentals, reduced by estimated sublease rentals for a vacated facility. In addition, during the second quarter of 2003 and beyond, the Company expects to incur additional restructuring charges in connection with consolidation of facilities the Company currently occupies.

Application of Critical Accounting Policies and Estimates

        The Company's management's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TKT to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, TKT evaluates its estimates and judgments, including those related to revenue recognition and inventory. TKT bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While TKT's significant accounting policies are more fully described in Note 2 to TKT's consolidated financial statements included in this annual report, TKT believes the following accounting policies are most critical to aid in fully understanding and evaluating its reported financial results.

  Revenue Recognition

        The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company recorded its first product sales from the sale of Replagal in Europe in 2001. In Europe and in some other countries outside of the United States, collection is, in most instances, reasonably assured once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant governmental agency's intent to pay, or once there are legally binding purchase agreements between a hospital and the Company, or once approval has been granted for the reimbursement of cost for individual patients. The Company only records revenues in those countries for which one of the conditions set forth in the previous sentence has been met. If any of the above circumstances were to change, it could affect the Company's revenue recognition in future periods.

        In the European pharmaceutical industry, it is common practice that customers, principally hospitals, have a general right of return on purchases of product. To date, the Company has not had any sales returns. The Company generally ships small quantities of Replagal to customers on the basis of firm purchase orders. The customers generally order Replagal for specific patients, and the drug is typically utilized within one month of receipt. In part due to the expensive price of the drug, customers maintain very small inventories of it, typically less than one month. Because of these circumstances, the

Company expects that it will have no or minimal returns in the future and, accordingly, has not recorded a reserve for sales returns and allowances in accordance with SFAS No. 48, Revenue Recognition When Right-of-Return Exists. If any product is returned, the Company may need to record reserves for sales returns and allowances and incur charges to revenues in future periods.

  Inventories

        Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Replagal inventory produced before product approval in August 2001 was expensed as a research and development cost.

        Replagal inventory balances as of December 31, 2002 consist of raw materials, work in process and finished goods. In general, the Company's manufacturing process consists of two distinct phases: the cell culture fermentation phase and the protein purification phase. Once the cell culture fermentation phase is completed, unpurified bulk product to be purified is frozen. Upon completion of the bulk process, Replagal inventory has a shelf life of up to one year before the product is filled in finished goods vials, and an additional two years once in finished goods vials. The Company's estimates relating to the current demand for Replagal and future sales projections indicate that all of the inventory will be utilized within the designated shelf lives of both unpurified bulk product and finished goods vials. If actual product sales differ from the Company's projections, inventory may not be fully utilized. As a result, the Company would need to write-down the value of such inventory to its fair market, value which would be recorded as additional cost of goods sold.

  Asset Impairment

        The Company reviews its long-lived assets for impairment indicators at each reporting period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the fourth quarter of 2002, the Company concluded that an impairment indicator existed with respect to a manufacturing facility. An undiscounted cash flow analysis confirmed the impairment, and the Company obtained an appraisal of the manufacturing facility to determine its fair market value. Accordingly, the Company recorded an impairment charge of $16,069,000 at December 31, 2002, based upon the difference between the fair market value of the facility and its carrying value at such date. The Company is actively seeking a buyer for this facility. Upon a sale of the facility, any difference between the sales price and the carrying value of the facility will be recognized as an impairment charge, or credit, in the period of the sale.

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Results of Operations

  Revenues

        Product sales for the years ended December 31, 2002 and 2001 totaled $34,682,000 and $3,535,000, respectively. No sales were recorded in 2000. Substantially all Replagal product sales were in Europe. Prior to product approval in August 2001, product sales were made in Europe under compassionate use programs. Compassionate use programs in certain countries in Europe allow limited sales of products that have not yet been approved by the appropriate regulatory agency. The increase in sales in 2002 reflects the successful launch of the product, the availability of Replagal for sale in many countries for the entire year, the receipt of pricing and reimbursement in additional countries, and additional patients commencing therapy. In addition, while local currency pricing is fixed, foreign exchange fluctuations caused an increase in the U.S. dollar denominated average selling prices. Foreign currency fluctuations increased sales and gross margins by approximately $2,558,000.

        License and research revenues totaled $1,818,000, $2,653,000 and $7,247,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, 2001, and 2000 license and research revenues were earned under the Company's collaborative agreements with Sumitomo and Wyeth, as reimbursement of research and development services performed by the Company. In 2000, license and research revenue included a $1,000,000 milestone payment relating to the filing of an IND for Replagal in Japan. In 2000, license and research revenues also included a $3,500,000 milestone payment earned under the Company's collaborative agreement with Aventis in connection with the submission of a BLA to the FDA for the approval of Dynepo. The decrease in license and research revenues from period to period was due to the timing of completion of obligations related to each collaborative agreement. At Wyeth's request, the Company and Wyeth are negotiating a termination of their collaboration.

  Cost of Goods Sold

        For the years ended December 31, 2002 and 2001, cost of goods sold was $10,511,000 and $185,000, or 30% and 5% of product sales, respectively. Inventory and components of inventory, which were previously expensed as a research and development cost prior to marketing approval of Replagal in August 2001, were sold in 2001 and in the first half of 2002. As of June 30, 2002, this inventory had been fully utilized. As a result, gross margins beginning in the second half of 2002 reflect full production costs. In addition, during the fourth quarter of 2002, the Company incurred a charge of $2,500,000, or 7% of 2002 product sales, related to the termination of a contract manufacturer of bulk drug substance of Replagal. This charge is included in cost of goods sold. The Company expects that the cost of goods sold percentage for 2003 will be approximately 23% to 27% of product sales.

        To date, the Company has relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale. These third parties manufacture Replagal bulk drug substance and perform fill and finish services. In February 2003, the Company filed with European regulatory authorities for approval to manufacture the bulk drug substance of Replagal at the Company's manufacturing facility in Cambridge, Massachusetts. In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, to be effective in July 2003. The Company plans to use its existing inventory and additional inventory manufactured under the third party contract manufacturing arrangement to supply customer orders for Replagal at least until such time as the Company receives approval to manufacture Replagal at its Cambridge, Massachusetts facility, if at all, or such time as the Company is able to make other manufacturing arrangements.

  Research and Development Expenses

        Research and development expenses totaled $81,309,000 in 2002, as compared to $65,921,000 in 2001 and $56,440,000 in 2000. The increase in 2002 of $15,388,000, or 23%, was primarily due to increases in research and development staffing and manufacturing development costs. In addition, in November 2002, the Company occupied a new combined headquarters and research and development facility, which increased its research and development occupancy costs in 2002 by $6,240,000. In 2002, the Company also incurred expenditures totaling $5,500,000 related to set-up and technology transfer fees paid to a contract manufacturer. The increase in 2001 of $9,481,000, or 17%, was primarily due to increases in external development and clinical trial expenditures, manufacturing costs and research and development staffing, as the Company expanded its product development programs, particularly for Replagal and I2S.

        The Company began to capitalize Replagal production costs as inventory during the third quarter of 2001, following regulatory approval of Replagal in Europe. The Company capitalized $23,665,000 and $7,332,000 of Replagal production costs as inventory during 2002 and 2001, respectively, that, prior to product approval, would have been classified as a research and development expense.

        As part of its reorganization in 2003, the Company does not intend to engage in any further product development activities related to its Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties and its gene therapy programs, unless those activities are funded under a collaboration agreement with a third party. As a result, the Company expects its research and development expenses to decrease in 2003.

        The Company's two largest research and development programs, Replagal, enzyme replacement therapy for the treatment of Fabry disease, and I2S, enzyme replacement therapy for the treatment of Hunter syndrome, represent the majority of the Company's research and development spending. The expenses associated with these programs totaled approximately 74% of total research and development expenses for the year ended December 31, 2002 and 72% and 65% of total research and development expenses for the corresponding periods in 2001 and 2000, respectively. Expenses associated with the Company's preclinical and clinical programs related to the Company's products for the treatment of other rare genetic diseases, Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties, and its gene therapy programs accounted for the balance of the Company's research and development expenses for these years.

        Research and development expenses for the Replagal program totaled $40,320,000, $36,151,000 and $30,776,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase of $4,169,000, or 12%, in 2002 was due primarily to an increase in expenditures related to the continued development of internal manufacturing capability. The increase in 2001 of $5,375,000, or 18%, was due primarily to increases in clinical trial costs related primarily to Phase II/III studies and to contract manufacturing costs incurred prior to Replagal approval. Costs for the Replagal program primarily consist of costs of clinical trials, manufacturing costs of clinical supplies, and regulatory costs associated with the preparation of worldwide product marketing applications.

        The amount of future research and development expenses associated with the Replagal program is not reasonably certain as these costs are dependent principally upon the extent of manufacturing development efforts to build internal manufacturing infrastructure, the regulatory process and information required by regulatory agencies, additional clinical trial expenditures required by regulatory agencies, and the timing of obtaining marketing authorization in the United States and other countries, if granted.

        Research and development expenses for the I2S program equaled $19,959,000, $11,405,000 and $5,867,000, for the years ended December 2002, 2001 and 2000, respectively. The increases of $8,554,000, or 75%, and $5,538,000, or 94%, for 2002 and 2001, respectively, were due to expenditures related to the Company's Phase I/II clinical trial of I2S that it conducted in 2002 and 2001, including the manufacture of clinical supplies. Based on results of the Phase I/II trial completed during 2002, the Company intends to begin a pivotal clinical trial of I2S in the second half of 2003.

        Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of the pivotal clinical trial and any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of I2S. The Company expects, however, that these costs will be significant and are likely to increase each year until such time, if ever, as marketing approvals are received, which the Company believes will not be earlier than 2005.

  Intellectual Property License Expense

        In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys, Inc. related to Cell Genesys' approach to gene activation. During the second quarter of 2002, the Company incurred a license fee expense of $26,000,000, which was funded with $11,000,000 in cash and $15,000,000 worth of shares of the Company's common stock. As part of the arrangement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the formula, at December 31, 2002 with the closing price of the Company's common stock of $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of its common stock. As a result, the Company recorded an additional license fee expense of $8,660,000 in the fourth quarter of 2002.

        In January 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15,000,000 in cash. The Company will incur an additional license expense of approximately $1,350,000 in the first quarter of 2003 to cover the decline in the market value of the Company's stock and the repurchase of the original shares issued to Cell Genesys. The repurchased shares will be recorded as treasury stock.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $31,229,000 for the year ended December 31, 2002, compared with $24,823,000 and $15,755,000 in 2001 and 2000, respectively. The increases of $6,406,000, or 26%, and $9,068,000, or 58%, for 2002 and 2001, respectively, reflect costs incurred in preparation for the launch of Replagal in Europe and other countries and the creation of a commercial infrastructure including sales, marketing and distribution capabilities. Selling, general and administrative expenses related to the preparation of the launch of Replagal and the creation of a commercial operations infrastructure both in the United States and Europe amounted to $15,563,000, $9,986,000 and $5,019,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company anticipates expenses related to the expansion of U.S. commercial operations will be significantly reduced in 2003, given the uncertain U.S. regulatory status of Replagal. Legal expenses related to the Company's litigation with Genzyme totaled $756,000, $3,011,000 and $864,000 in 2002, 2001 and 2000, respectively. In 2002, selling, general and administrative expenses related to the Company's new corporate headquarters amounted to $2,192,000. The Company anticipates that selling, general and administrative expenses related to this new facility will increase in 2003, primarily as a result of a full year of occupancy costs related to it.

  Impairment Charge

        In January 2001, the Company purchased a manufacturing facility, which it intended to use to manufacture one or more of its potential products. In the fourth quarter of 2002, the Company concluded that an impairment indicator existed in regard to the facility, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and thus evaluated the asset for impairment. An undiscounted cash flow analysis confirmed the impairment, and the Company obtained an appraisal of the manufacturing facility to determine its fair market value, which indicated that the fair value of the facility was substantially lower than its carrying value. Accordingly, the Company recorded an impairment charge of $16,069,000 at December 31, 2002, based upon the difference between the fair market value of the facility and its carrying value at such date. The facility will be classified as a held-for-sale asset in accordance with SFAS No. 144 beginning in the first quarter of 2003.

  Gain on Sale of Investment

        In 1996, TKT made a strategic equity investment of $300,000 in a European biotechnology company, which was sold in 2001, resulting in a realized gain of $3,224,000.

  Net Interest Income

        Net interest income was $7,516,000, $11,274,000 and $13,927,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The average cash and marketable securities balances were $328,940,000, $261,940,000 and $222,712,000 in 2002, 2001 and 2000, respectively. Despite higher average cash and marketable securities balances in 2002 and 2001, interest income decreased by $3,758,000 and $2,653,000 from the comparable periods ended December 31, 2001 and 2000, respectively, as a result of significantly lower rates of return.

  Net Loss

        The Company had a net loss of $129,762,000, $70,243,000 and $51,021,000 in 2002, 2001 and 2000, respectively. Basic and diluted net loss per share was $3.75 for the year ended December 31, 2002, as compared to a basic and diluted net loss per share of $2.78 for 2001 and $2.25 for 2000. Included in the loss for the year ended December 31, 2002 is an intellectual property license fee expense of $34,660,000 and an asset impairment charge of $16,069,000, which together contributed $1.00 and $0.46, respectively, to basic and diluted net loss per share.

        For the years ended December 31, 2002, 2001 and 2000, weighted average shares outstanding were 34,616,000, 25,228,000 and 22,675,000, respectively. The increase in weighted average shares outstanding reflects the sale of 7,785,000 common shares from the Company's public offerings of Common Stock in June and December 2001 and the issuance of 3,571,000 shares of Common Stock upon the conversion of all of the then outstanding Series A Convertible Preferred Stock in November 2001.

Liquidity And Sources Of Capital

        Since its inception, TKT has financed its operations through:

  •
  the sale of common and preferred stock,

  •
  borrowings under debt agreements,

  •
  revenues from collaborative agreements,

  •
  interest income and,

  •
  more recently, with proceeds from product sales.

        In the near term, TKT expects to finance its operations principally from existing cash and cash equivalents and from continued sales of Replagal.

  Cash Flows

        The Company had cash, cash equivalents and marketable securities totaling $256,708,000 at December 31, 2002, including restricted marketable securities collateralizing letters of credit totaling $7,989,000. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

        The Company's cash requirements for operating activities, financing activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to significantly exceed its internally generated funds until it is able to generate substantial product sales.

        The Company used net cash of $104,921,000 in operating activities in 2002. This consisted of a net loss of $129,762,000, combined with increases in accounts receivable of $11,471,000 and inventory of $14,503,000, which was partly offset by non-cash adjustments of $16,069,000 taken in connection with an impairment charge relating to one of the Company's manufacturing facilities, $7,935,000 for depreciation and amortization and $23,660,000 relating to the Company's license agreement with Cell Genesys.

        The Company required significant working capital in connection with the sale of Replagal in 2002 and expects its working capital requirements to increase in 2003. The Company's accounts receivable balances were $15,684,000 and $2,374,000 at December 31, 2002 and 2001, respectively. The growth at December 31, 2002 was due to higher Replagal sales in Europe in 2002. In certain European countries, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for orphan drug indications. In some cases, the Company expects it could receive payments in excess of one year from the invoice date. The Company monitors its days sales outstanding with such customers in these countries, and, to date, these customers have been paying within the customary payment terms. If sales in these European countries continue to increase relative to total accounts receivable, the Company expects its days sales outstanding to increase accordingly.

        The Company used net cash of $41,789,000 in 2002 for property and equipment, primarily related to leasehold improvements and equipment for the Company's manufacturing and research and development facilities. The Company expects to use up to approximately $25,000,000 for purchases of property and equipment in 2003, principally for expanding its internal manufacturing capabilities.

        The Company will require substantial additional funds to support its research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, selling, general and administrative expenses, and the buyout of the minority interests in TKT Europe, if applicable, as discussed below. The Company expects that its existing capital resources, together with anticipated proceeds from product sales and interest income, will be sufficient to fund its operations into 2005.

        The Company may pursue opportunities to obtain additional external financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company's continued progress in its preclinical and clinical development programs, and the extent of its commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

  Contractual Obligations

        The following table summarizes the Company's significant contractual obligations at December 31, 2002:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Non-cancelable operating leases	$10,322	$21,360	$22,125	$38,311	$92,118
Purchase commitments	7,245	—	—	—	7,245

Total contractual cash obligations	$17,567	$21,360	$22,125	$38,311	$99,363

        At December 31, 2002, the Company had committed to pay approximately $7,245,000 to a contract manufacturer of Replagal bulk drug substance for the purchase of additional inventory of Replagal through July 2003 of which $2,100,000 was included in accrued expenses as of December 31, 2002.

        The Company also is subject to the potential commitments discussed in the following two paragraphs that are not included in the above table:

                    TKT Europe

        In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. Under the stockholders' agreement for TKT Europe, the Company is entitled to purchase the European stockholders' 20% ownership interest in TKT Europe in August 2004, for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders' ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits, as defined in the stockholders' agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe. These profits cannot be estimated at this time. However, the Company expects the buyout price to be substantial.

                    Cell Genesys

        In June 2002, the Company obtained an exclusive license to certain patent and patent applications from Cell Genesys related to Cell Genesys' approach to gene activation. The Company funded this agreement with $11,000,000 cash in June 2002 and an additional $15,000,000 in January 2003. If Cell Genesys achieves all the milestone related to patent matters under the license agreement, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 funded in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

  Net Operating Loss Carryforwards

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $266,075,000, which expire at various times through 2022. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

  Litigation Expenses

        In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal. The Company expects that expenses related to this litigation will be significant.

        The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. Through December 31, 2002, the Company had incurred approximately $4,600,000 in litigation expenses associated with the Replagal litigation.

        The Company and Aventis have been involved in patent infringement actions with Amgen and Kirin-Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT's share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5,000,000 and $10,000,000 by the time the matter is finally adjudicated.

        The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company's liquidity and capital resources.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In 2003, the Company initiated a comprehensive restructuring plan and, accordingly, the application of SFAS 146 will have a material impact on the Company's financial position and results of operations in 2003.

        On December 31, 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition to fair value method of accounting for stock-based employee compensation. SFAS 148 requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method or the intrinsic value method. The Company adopted SFAS 148 in 2002.

        In November 2002, the FASB issued Financial Interpretation No. 45, ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to disclose:

  •
  the nature of the guarantee, and the events or circumstances that would require the guarantor to perform under the guarantee;

  •
  the maximum potential amount of future payments under the guarantee;

  •
  the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and

  •
  the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

        FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period. The Company adopted FIN 45 as of January 1, 2003.

Forward-Looking Statements

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "will," or "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those set forth below under "Certain Factors That May Affect Future Results." These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements represent the Company's estimates only as of the date this annual report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Certain Factors That May Affect Future Results

        The following important factors could cause actual results to differ from those indicated by forward-looking statements made by the Company on this annual report and elsewhere from time to time.

  Clinical and Regulatory Risks

        We may not be able to obtain marketing approvals for our products.

        We are not able to market any of our products in Europe, the United States or in any other jurisdiction without marketing approval from the EMEA, the FDA, or any equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

        In August 2001, the EMEA granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our Marketing Authorization Application, or MAA, to the EMEA, and approximately five years after we filed our IND with the FDA. We have also received approval to market Replagal in a number of other countries.

        We have not received approval to market and sell Replagal in the United States. Since we submitted a BLA for Replagal to the FDA in June 2000, we have received two Complete Response Letters from the FDA. In the second Complete Response Letter, which we received in November 2002, the FDA indicated that the data relating to Replagal which we had previously submitted were not adequate for approval, primarily because of questions concerning efficacy, but that the data would be discussed at a meeting of the Endocrinologic & Metabolic Drugs Advisory Committee.

        On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss our BLA for Replagal and concluded by a unanimous vote that our clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by an 8 to 7 vote that the renal pathology data presented by us were not adequate to serve as the basis for accelerated approval. Some members of the Endocrinologic & Metabolic Drugs

Advisory Committee indicated that we could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee's recommendations.

        We expect to commence the re-examination of the pathology slides in the second quarter of 2003. The FDA may decide not to approve Replagal on the basis of data from the re-examination.

        Although the EMEA has granted marketing approval of Dynepo in the European Union, Dynepo has not been approved in the United States. In 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing, requesting that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA, and we cannot predict whether or when Aventis will do so.

        There can be no assurance as to whether or when any of these applications for marketing authorization relating to Replagal and Dynepo, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product.

        We may not be able to obtain orphan drug exclusivity for our products for the treatment of rare genetic diseases. If our competitors are able to obtain orphan drug exclusivity before us, we may be precluded from marketing these products.

        Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as "orphan drugs." Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process but does make the product eligible for orphan drug exclusivity and certain tax credits in the United States. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances set forth in the FDA Statute and implementing regulations, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

        In August 2001, the EMEA granted marketing authorization of Replagal in the European Union. Genzyme's Fabrazyme was also granted marketing authorization in the European Union in August 2001. Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years.

        Both Replagal and Fabrazyme have received orphan drug designation in the United States. Whichever product is the first to receive FDA marketing approval will receive orphan drug exclusivity. In the event that Fabrazyme receives marketing approval in the United States before Replagal, Fabrazyme will receive orphan drug exclusivity, and Replagal will be excluded from the U.S. market for seven years, unless we can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

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

        If the FDA approves one of our products, we and any third party manufacturers we use will be required to comply with a number of post-approval requirements. For example, we will be required to report certain adverse events to the FDA and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in financial penalties, suspension or withdrawal or an approved product from the market, operating restrictions, and the imposition of criminal penalties.

        In addition to regulations adopted by the EMEA, the FDA, and other foreign regulatory authorities, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, and local regulations.

        If our clinical trials are not successful, we may not be able to develop and commercialize our products.

        In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. We may not be able to commence or complete these clinical trials, either because the FDA or other regulatory agencies object, or for other reasons.

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

        The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our products for rare genetic diseases are small. For instance, we believe there are up to 5,000 patients worldwide afflicted with Fabry disease and up to 3,000 patients worldwide afflicted with Hunter syndrome. We are currently conducting clinical trials of I2S for the treatment of Hunter syndrome and additional trials of Replagal. Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

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

        Recent adverse events in the field of gene therapy may impair our ability to obtain collaborative partners for our gene therapy programs.

        We have terminated internal development of our gene therapy programs and are seeking collaborative partners with which to continue to develop these programs. Recent adverse events in the field of gene therapy, although not occurring in our clinical trials, may impair our ability to enter into collaborations for our programs. In particular, in November 1999, a patient with a rare metabolic disorder died in a gene therapy trial conducted at the University of Pennsylvania. In addition, in October 2002, a French boy developed a leukemia-like disease nearly three years after participating in a gene therapy study as a baby. As a result of these and other events, a number of gene therapy clinical trials have been terminated or suspended in the United States and in other countries, and regulatory authorities have grown increasingly concerned about the safety of gene therapy.

  Litigation and Intellectual Property Risks

        We are a party to litigation with Genzyme and Mount Sinai involving Replagal which could preclude us from manufacturing or selling Replagal.

        In July 2000, Genzyme and Mount Sinai filed a patent infringement action against us in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation. In March 2002, Genzyme appealed the U.S. District Court of Delaware's ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case will be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. If we were to ultimately lose this case after trial and appeal, we would be precluded from making, using and selling Replagal. We can provide no assurance as to the outcome of this litigation. As of December 31, 2002, we have incurred $4.6 million in litigation expenses associated with the Replagal litigation.

        We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo which could preclude us from manufacturing or selling Dynepo.

        In April 1997, Amgen commenced a patent infringement action against us and Aventis in the District Court of Massachusetts. In January 2001, the District Court of Massachusetts concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Subsequent to the decision, we and Aventis, as well as Amgen, filed an appeal of the decision with the Court of Appeals for the Federal Circuit. On January 6, 2003, the Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the District Court of Massachusetts and remanded the action to the District Court of Massachusetts for further proceedings.

        In addition, in July 1999, we and Aventis commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a European patent held by Kirin-Amgen will not be infringed by our activities related to Dynepo. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of a patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen's patent. In February 2003, the House of Lords agreed to hear an appeal of the decision of the Court of Appeals.

        We can provide no assurance as to the outcome of either litigation. If we and our collaborator, Aventis, are not successful in the Dynepo litigation, we and Aventis would be precluded from making, using and selling Dynepo in the United States and/or in the United Kingdom. We are required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to us from it with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of litigation expenses. We currently estimate that our share of the expenses associated with the litigation will total between approximately $5.0 million and $10.0 million by the time the matter is finally adjudicated.

        We are a party to litigation with Serono and would be prohibited from selling products using gene activation technology in some jurisdictions in Europe if we are not successful in the litigation.

        In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono, commenced an action against us in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono's European patents. The Serono patent relates to Serono's approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office. We can provide no assurance as to the outcome of this litigation. If we lose this litigation, we may prohibited from selling products using gene activation technology, including Replagal, in some jurisdictions in Europe.

        We are a party to several shareholder lawsuits regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

        In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against us, our former Chief Executive Officer, and in some cases, our Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, we made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be adversely affected.

        We may become involved in additional and expensive patent litigation or other proceedings.

        The biotechnology industry has been characterized by significant litigation, and interference and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings with respect to our proteins or other technologies. Such litigation could result in liability for damages, prevent our development and commercialization efforts, and divert management's attention and resources.

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

        If we fail to comply with our obligations under the agreements under which we license commercialization rights to products or technology from third parties, we could lose license rights.

        We are a party to over 20 patent licenses under which we have acquired rights to proprietary technology of third parties, including a license to patents related to I2S, and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and we could lose our license to use the acquired rights. If these rights are lost, we may not be able to market products that were covered by the license.

  Business Risks

        Our revenue from product sales is dependent on the commercial success of Replagal.

        Replagal is our only commercial product. We expect that Replagal will account for all of our product sales into at least 2005. The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. The commercial success of Replagal will depend in part upon Replagal receiving marketing approval in the United States, Japan and other countries.

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

        We may be unable to develop technologies and products that are more clinically efficacious or cost-effective than products developed by our competitors. Even if we obtain marketing approval for our product candidates, many of our competitors have more extensive and established sales, marketing, and distribution capabilities than we do. Litigation with third parties, including litigation with Amgen, Genzyme and Serono, could delay our time to market or preclude us from reaching the market for certain products and enable our competitors to more quickly and effectively penetrate certain markets.

  Therapeutics for the Treatment of Rare Genetic Diseases

        We believe that the primary competition with respect to our products for the treatment of rare genetic diseases is from biotechnology and smaller pharmaceutical companies. Competitors include BioMarin Pharmaceutical Inc., Genzyme, Osiris Therapeutics, Inc., and Oxford GlycoSciences plc. The markets for some of the potential therapeutics for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

        We believe that our primary competition with respect to Replagal is Genzyme. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years.

        Genzyme is seeking marketing authorization in the United States for Fabrazyme. On January 13, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee concluded that pathology data from the clinical trials for Fabrazyme were reasonably likely to predict clinical benefit in patients with Fabry disease and, therefore, were an adequate basis for accelerated approval. In contrast, the Endocrinologic & Metabolic Drugs Advisory Committee did not recommend that the FDA grant marketing approval to us for Replagal. Both we and Genzyme received orphan drug designation for our respective Fabry products in the United States. Whichever product is the first to receive FDA marketing approval will receive orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth in the FDA Statute and implementing regulations.

        We believe Genzyme's product Cerezyme is our primary competition with respect to our enzyme replacement therapy for the treatment of Gaucher disease.

  Gene-Activated Versions of Proteins That Would Compete With Currently-Marketed Proteins

        In our Gene-Activated protein program, we are developing Gene-Activated protein products that would compete with proteins that are currently being marketed by third parties. For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.

        Many of the products against which our Gene-Activated proteins would compete have well-known brand names, have been promoted extensively and have achieved market acceptance by third-party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have often served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block our entry into the market by asserting that our Gene-Activated proteins infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

  Gene Therapy

        Our gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the disease and conditions targeted. Although no gene therapy product is currently marketed, a number of companies, including major biotechnology and pharmaceutical companies, such as Amgen and Serono, are actively involved in this field.

        The market may not be receptive to our products upon their introduction.

        The commercial success of any of our products for which we obtain marketing approval from the EMEA, the FDA, and other regulatory authorities will depend upon their acceptance by patients, the medical community and third party payors as clinically effective, safe and cost-effective. It may be difficult for us to achieve market acceptance of our products.

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

        To date, we have relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale. These third parties manufacture Replagal bulk drug substance and perform fill and finish services. In February 2003, we filed with European regulatory authorities for approval to manufacture the bulk drug substance of Replagal at our manufacturing facility in Cambridge, Massachusetts. In January 2003, we terminated our agreement with the third party manufacturer of the bulk drug substance of Replagal, to be effective in July 2003. We plan to use our existing inventory and additional inventory manufactured under the third party contract manufacturing arrangement to supply customer orders for Replagal at least until we receive approval to manufacture Replagal at our Cambridge, Massachusetts facility or such time as we make other manufacturing arrangements. We are unsure when or if our facility will be approved for the manufacture of Replagal bulk drug substance or if we will be able to make other manufacturing arrangements. Failure to obtain approval for our manufacturing facilities or to make other manufacturing arrangements before our inventory of Replagal is exhausted could cause us to be unable to supply Replagal to commercial customers in Europe and elsewhere, which could have a material adverse effect on sales and on our ability to attract new patients.

        We are investing, and may need to invest in the future, substantial additional funds to build our own manufacturing facilities and need to recruit qualified personnel in order to operate any manufacturing facilities. There can be no assurance that we will be able to successfully build or operate our own facilities, that our facilities will comply with applicable regulations or that our facilities will enable us to manufacture our products at a commercially reasonable cost.

        To the extent that we are a party to manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. For instance, we are parties to several arrangements with respect to various aspects of the manufacture of Replagal. Each of these manufacturing arrangements relates to only certain aspects of the manufacturing process. In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing agreement with us and if the manufacturer's failure materially delays the ultimate production of Replagal and adversely affects our Replagal inventory levels, our sales of Replagal could be adversely affected.

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

        Any manufacturing of our products must comply with GMP as required by the countries in which we intend to sell our products. Before approving an application for marketing authorization for a product, the FDA or other equivalent foreign regulatory agency will inspect the facilities at which the product is manufactured. If we or our third party manufacturers do not comply with applicable GMP, such regulatory agency may refuse to approve our application for marketing authorization. Once the regulatory agency approves a product, we or our third party manufacturers must continue to comply with GMP. If we or our third party manufacturers fail to maintain compliance with GMP, adverse consequences can result, including suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil and criminal penalties.

        If we fail to obtain reimbursement, or an adequate level of reimbursement, by third party payors for our products, we may not have commercially viable markets for our products.

        In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In the United States, the availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. If we are not able to obtain pricing and reimbursement for our products that receive marketing approval at satisfactory levels, our revenues and results of operations will be adversely affected, possibly materially.

        We expect that the prices for many of our products, when commercialized, including in particular, our products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. For example, have established pricing and reimbursement for substantially all patients receiving Replagal in Europe. Pricing was initially established as the local currency equivalent of an average of approximately $165,000 per patient per year. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. We may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products for which we seek a high price.

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

        Currently, TKT Europe, our 80% owned subsidiary, markets Replagal in Europe. As a result, our ability to successfully market and sell Replagal in Europe is dependent on the marketing personnel of TKT Europe. We have an 80% equity interest in TKT Europe; the European stockholders own the remaining 20% equity interest in TKT Europe. Although our consent is required for various significant matters relating to the operation of TKT Europe, most day-to-day operations of TKT Europe are directed by the European stockholders. If we should determine to buy out TKT Europe or if the European stockholders exercise their contractual right to require us to buy them out, our ability to successfully market and sell Replagal in Europe would be dependent on our ability to attract and retain experienced marketing and sales personnel.

        We depend on our collaborators to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell certain products on our behalf and their efforts may not be scientifically or commercially successful.

        We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Aventis to develop, conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell Dynepo in the United States and Europe; and Sumitomo to develop and commercialize Replagal for Fabry disease in Japan, Korea, and China. Our collaborators may not devote the resources necessary or may otherwise be unable or unwilling to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under specified circumstances.

        Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

  •
  our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us or which could affect our collaborative partners' commitment to the collaboration with us;

  •
  reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

  •
  our collaborators may terminate their collaborations with us, as Aventis has done with respect to GA-GCSF and as Wyeth has indicated it wishes to do with respect to Factor VIII, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

  •
  our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator's commitment to us.

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

        We have experienced significant operating losses since our inception in 1988. As of December 31, 2002, our accumulated deficit was $365.4 million. We had net losses of $129.8 million, $70.2 million and $51.0 million in 2002, 2001 and 2000, respectively.

        We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $3.5 million in product sales in 2001, and $34.7 million in product sales in 2002. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

        We may need additional financing, which may be difficult to obtain. If we do not obtain additional financing our financial condition will be adversely affected.

        We expect that our existing capital resources, together with anticipated proceeds from product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2005. Our cash requirements for operating activities, financing activities and investment activities have exceeded our internally generated funds. We expect that our cash requirements for such activities will continue to exceed our internally generated funds until we are able to generate substantial product sales. Our future capital requirements will depend on many factors, including the following:

  •
  the timing, receipt, and amount of Replagal product sales;

  •
  continued progress in our research and development programs, particularly I2S, as well as the magnitude of these programs;

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

  •
  our ability to establish and maintain collaborative arrangements; and

  •
  the cost of buying out the minority interest in TKT Europe, if applicable.

        If we determine to seek additional funding, we may do so through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all. If we do not obtain additional financing, our financial condition will be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company maintains its investment portfolio consistent with its Investment Policy, which has been approved by the Board of Directors. The Company's investment portfolio consists of investments only in U.S. government and agency obligations. The Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the relatively short duration of the Company's investments, interest rate risk is mitigated. The Company does not own derivative financial instruments in its investment portfolio.

        Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of December 31, 2002, the Company did not have any off-balance sheet arrangements.

        The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. Foreign currency fluctuations increased sales and gross margins by approximately $2,558,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001

  •
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Transkaryotic Therapies, Inc.

        We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts March 28, 2003

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(in thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$154,604	$323,877
Marketable securities	102,104	75,877
Accounts receivable	15,684	2,374
Inventories	21,650	7,147
Prepaid expenses and other current assets	4,450	4,620

Total current assets	298,492	413,895
Property and equipment, net	59,372	41,587
Other assets	1,942	2,225

Total assets	$359,806	$457,707

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,804	$9,394
Accrued expenses	12,767	12,150
Accrued intellectual property license expense	11,368	—

Total current liabilities	35,939	21,544

Stockholders' equity:
Series A convertible preferred stock, $.01 par value, 10 shares authorized; no shares issued and outstanding	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,845 and 34,302 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	348	343
Additional paid-in capital	685,566	670,959
Accumulated deficit	(365,434)	(235,672)
Deferred compensation	—	(114)
Accumulated other comprehensive income	3,387	647

Total stockholders' equity	323,867	436,163

Total liabilities and stockholders' equity	$359,806	$457,707

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Revenues:
Product sales	$34,682	$3,535	$—
License and research revenues	1,818	2,653	7,247

	36,500	6,188	7,247

Operating expenses:
Cost of goods sold	10,511	185	—
Research and development	81,309	65,921	56,440
Intellectual property license expense	34,660	—	—
Selling, general and administrative	31,229	24,823	15,755
Impairment charge	16,069	—	—

	173,778	90,929	72,195

Loss from operations	(137,278)	(84,741)	(64,948)
Other income:
Interest income, net	7,516	11,274	13,927
Gain on sale of investment	—	3,224	—

	7,516	14,498	13,927

Net loss	$(129,762)	$(70,243)	$(51,021)

Basic and diluted net loss per share	$(3.75)	$(2.78)	$(2.25)

Shares used to compute basic and diluted net loss per share	34,616	25,228	22,675

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Preferred Stock
			Common Stock					Accumulated Other Comprehensive Income(Loss)
					Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 1999	—	—	22,592	$226	$311,817	$(114,408)	$(1,645)	$(208)	$195,782
Issuances of convertible preferred stock, net	10	$1	—	—	99,796	—	—	—	99,797
Issuances of common stock	—	—	108	1	1,672	—	—	—	1,673
Compensation expense related to equity issuances	—	—	—	—	—	—	742	—	742
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	—	—	—	—	(43)	—	43	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	776	776
Foreign currency translation adjustment	—	—	—	—	—	—	—	108	108
Net loss	—	—	—	—	—	(51,021)	—	—	(51,021)

Comprehensive loss	—	—	—	—	—	—	—	—	(50,137)

Balance at December 31, 2000	10	1	22,700	227	413,242	(165,429)	(860)	676	247,857
Issuances of common stock, net	—	—	8,031	80	257,787	—	—	—	257,867
Conversion of convertible preferred stock, net	(10)	(1)	3,571	36	(35)	—	—	—	—
Compensation expense related to equity issuances	—	—	—	—	54	—	657	—	711
Reversal of deferred compensation related to forfeited restricted stock and stock options granted	—	—	—	—	(89)	—	89	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	(70,243)	—	—	(70,243)

Comprehensive loss	—	—	—	—	—	—	—	—	(70,272)

Balance at December 31, 2001	—	—	34,302	343	670,959	(235,672)	(114)	647	436,163
Issuances of common stock, net	—	—	176	1	2,319	—	—	—	2,320
Issuance of common stock related to license expense	—	—	367	4	12,288	—	—	—	12,292
Compensation expense related to equity issuances	—	—	—	—	—	—	114	—	114
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(309)	(309)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,049	3,049
Net loss	—	—	—	—	—	(129,762)	—	—	(129,762)

Comprehensive loss	—	—	—	—	—	—	—	—	(127,022)

Balance at December 31, 2002	—	$—	34,845	$348	$685,566	$(365,434)	$—	$3,387	$323,867

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(129,762)	$(70,243)	$(51,021)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment charge	16,069	—	—
Intellectual property license expense	23,660	—	—
Depreciation and amortization	7,935	5,886	2,411
Compensation expense related to equity issuances	114	711	742
Gain on sale of investment	—	(3,224)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,472)	(2,401)	—
Increase in inventory	(14,503)	(7,147)	—
Decrease (increase) in prepaid expenses and other current assets	412	(2,807)	212
Increase in accounts payable	2,201	5,432	1,986
Increase in accrued expenses	425	3,610	4,592

Net cash used for operating activities	(104,921)	(70,183)	(41,078)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	221,039	198,263	127,656
Purchases of marketable securities	(247,571)	(74,898)	(281,598)
Purchases of property and equipment	(41,789)	(23,876)	(5,624)
Increase (decrease) in other assets	283	(727)	(1,140)

Net cash provided by (used for) investing activities	(68,038)	98,762	(160,706)

FINANCING ACTIVITIES:
Issuances of common stock, net	2,320	257,867	1,673
Principal payments of long-term debt	—	(12,000)	(1,500)
Issuance of convertible preferred stock, net	—	—	99,797

Net cash provided by financing activities	2,320	245,867	99,970
Effect of exchange rate changes on cash and cash equivalents	1,366	(14)	57

Net increase (decrease) in cash and cash equivalents	(169,273)	274,432	(101,757)
Cash and cash equivalents at January 1	323,877	49,445	151,202

Cash and cash equivalents at December 31	$154,604	$323,877	$49,445

Supplemental disclosure of non-cash financing activity:
Issuance of common stock as consideration for intellectual property license	$12,292	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

        TKT is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 25 countries, principally in Europe.

        TKT is subject to risks and uncertainties common to companies in the biotechnology industry. Results of operations may vary significantly from period to period depending on, among other factors:

  •
  the timing, receipt, and amount of Replagal product sales;

  •
  continued progress in our research and development programs, particularly I2S, as well as the magnitude of these programs;

  •
  the scope and results of our clinical trials;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals;

  •
  the cost of manufacturing activities;

  •
  the cost of commercialization activities, including product marketing, sales and distribution;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

  •
  TKT's ability to establish and maintain collaborative arrangements.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

        The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the Company's results of operations and are not material to the consolidated financial statements. Currently, the Company does not hedge its foreign currency exposure.

        The majority of product sales in 2002 and 2001 were in Europe. The Company prices Replagal in the functional currency of the country into which it is sold. Substantially all of the Company's manufacturing costs are in U.S. dollars. Therefore, any fluctuation in the value of the payment currencies relative to the U.S. dollar is likely to impact gross margins since the Company's manufacturing costs would remain approximately the same while its revenue in terms of U.S. dollars would change. The Company's gross margin will be affected by currency fluctuations in the future. In 2002, foreign currency fluctuations increased sales and gross margins by approximately $2,558,000. In 2001, these currency fluctuations were immaterial to gross margin.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) comprises net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Unrealized gains on marketable securities of $269,000 and $575,000 were included in accumulated other comprehensive income at December 31, 2002 and 2001, respectively. Accumulated other comprehensive income also included $3,118,000 and $72,000 of cumulative foreign currency translation adjustments at December 31, 2002 and 2001, respectively.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

        The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company recorded its first product sales from the sale of Replagal in Europe in 2001. In Europe and in some other countries outside of the United States, collection is, in most instances, reasonably assured once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant governmental agency's intent to pay, or once there are legally binding purchase agreements between a hospital and the Company, or once approval has been granted for the reimbursement of cost for individual patients. The Company only records revenues in those countries for which one of the conditions set forth in the previous sentence has been met.

        In the European pharmaceutical industry, it is common practice that customers, principally hospitals, have a general right of return on purchases of product. To date, the Company has not had any sales returns. The Company generally ships small quantities of Replagal to customers on the basis of firm purchase orders. The customers generally order Replagal for specific patients, and the drug is typically utilized within one month of receipt. In part due to the expensive price of the drug, customers maintain very small inventories of it, typically less than one month. Because of these circumstances, the Company expects that it will have no or minimal returns in the future and, accordingly, has not recorded a reserve for sales returns and allowances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right-of-Return Exists.

        The Company had one significant customer who accounted for 22% of the Company's 2002 sales.

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are expensed as they are incurred. These costs include expenditures relating to basic research, preclinical testing, clinical trials, including the manufacture of clinical supplies, regulatory filings and the development of large-scale manufacturing processes for the Company's products.

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

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, temporary cash investments, marketable securities and accounts receivable. The Company maintains cash and cash equivalents with high credit-quality financial institutions and limits the amount of credit exposure to any one institution.

        The Company's credit exposure on its marketable securities is limited by its diversification among U.S. government and agency obligations. However, further decreases in interest rates will reduce TKT's interest income from short-term investments.

        The Company is subject to credit risk from its accounts receivable related to Replagal product sales in Europe. In certain European countries, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for orphan drug indications. In some cases, the Company expects it could receive payments in excess of one year from the invoice date. The Company monitors its days sales outstanding with such customers in these countries, and, to date, these customers have been paying within the customary payment terms.

INVENTORIES AND COST OF GOODS SOLD

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out ("FIFO") method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Inventory and components of inventory, which were previously expensed as a research and development cost prior to marketing approval of Replagal in August 2001, were sold in 2001 and in the first half of 2002. As of June 30, 2002, this inventory had been fully utilized. As a result, the cost of goods sold beginning in the second half of 2002 reflects the Company's current full production costs.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.

STOCK-BASED COMPENSATION

        The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and Financial

Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

        The table below presents the combined net loss and basic and diluted net loss per common share if compensation cost for the Company's stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	2002	2001	2000
	(in thousands, except per share prices)
Net loss	$(129,762)	$(70,243)	$(51,021)
Add: Stock-based compensation included in net loss as reported	114	711	742
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(22,365)	(16,292)	(18,120)
Proforma net loss	$(152,013)	$(85,824)	$(68,399)
Basic and diluted net loss per share- as reported	$(3.27)	$(2.78)	$(2.25)
Basic and diluted net loss per share- proforma	$(3.91)	$(3.40)	$(3.02)

        The fair value of options granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company used the following assumptions:

	2002	2001	2000
Expected life (years)	1.5-7.5	1.5-7.5	2.5-7.5
Interest rate	1.5%-4.0%	2.0-5.1%	4.8-5.2%
Expected volatility	1.00	0.95	0.95

        The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        The pro forma effects of 2002, 2001 and 2000 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only seven years, six years and five years, respectively, of option grants.

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

SEGMENT INFORMATION

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. Under SFAS 131, the Company operates in one segment as the Company's chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment.

        During 2002 and 2001, substantially all product sales were in Europe. The Company's investment in long-lived assets in Europe is not material.

ASSET IMPAIRMENT

        The Company reviews its long-lived assets for impairment indicators in accordance with SFAS 144, Accounting for the Impairment on Disposal of Long-Lived Assets at each reporting period.

NET LOSS PER SHARE

        The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average shares outstanding.

        Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 since common equivalent shares from convertible preferred stock and stock options have been excluded as their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. During 2003, the Company expects to record a restructuring charge under SFAS 146 as the Company implements a comprehensive restructuring plan.

        On December 31, 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition to fair value method of accounting for stock-based employee compensation. SFAS 148 requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method or the intrinsic value method. The Company adopted the disclosure requirements of this statement in 2002.

        In November 2002, the FASB issued Financial Interpretation No. 45, ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to disclose:

  •
  the nature of the guarantee, and the events or circumstances that would require the guarantor to perform under the guarantee;

  •
  the maximum potential amount of future payments under the guarantee;

  •
  the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and

  •
  the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

        FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period. The Company adopted FIN 45 as of January 1, 2003.

3. TKT EUROPE—5S AB

        In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. The Company owns an 80% equity interest in TKT Europe and a team of European pharmaceutical executives with experience in marketing and selling pharmaceutical products in Europe own the remaining 20% equity interest in TKT Europe. The Company and TKT Europe are parties to a distribution agreement relating to Replagal, and the Company and the European stockholders of TKT Europe are parties to a stockholders' agreement relating to the operation of TKT Europe.

        Under the distribution agreement, TKT granted TKT Europe exclusive marketing rights to distribute and market Replagal in all countries in Europe, and TKT Europe agreed to purchase Replagal exclusively from TKT at a negotiated transfer price. TKT is also required to pay TKT Europe a marketing service fee. The distribution agreement continues until December 31, 2010, and is subject to automatic two-year extensions unless a party provides notice of non-renewal at least one year prior to the expiration of the term.

        The stockholders' agreement provides for the governance of TKT Europe. Under the agreement, the European stockholders have the right to elect three members of the Board of Directors, and the Company has the right to elect two members of the Board of Directors. Although the consent of TKT is required for various significant matters relating to the operation of TKT Europe, most day-to-day operations of TKT Europe are directed by the European stockholders.

        Under the stockholders' agreement, the Company is entitled to purchase the European stockholders' 20% ownership interest in TKT Europe in August 2004 for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders' ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits of TKT Europe, as defined in the stockholders' agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of

TKT Europe and the commercial success of Replagal in Europe. These profits cannot be estimated at this time. However, the Company expects the buyout price to be substantial.

4. INTELLECTUAL PROPERTY LICENSE FEE EXPENSE

        In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys, Inc. related to Cell Genesys' approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11,000,000 in cash and issued to Cell Genesys $15,000,000 of shares of the Company's common stock.

        Under the agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula at December 31, 2002 with the closing price of the Company's common stock was $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 million in the fourth quarter of 2002.

        In January 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15,000,000 in cash. The Company will incur an additional license expense in the first quarter of 2003 amounting to approximately $1,350,000 to cover the decline in the market value of the Company's common stock and the repurchase of the original shares issued to Cell Genesys. The repurchased shares will be recorded as treasury stock.

        Under the agreement, Cell Genesys also has the potential to receive certain milestone payments contingent upon the outcome of related patent matters under the license agreement. If all of the milestones occur, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

5. IMPAIRMENT CHARGE

        In January 2001, the Company purchased a manufacturing facility, which it intended to use to manufacture one or more of its potential products. In the fourth quarter of 2002, the Company concluded that an impairment indicator existed in regard to the facility, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and thus evaluated the asset for impairment. An undiscounted cash flow analysis confirmed the impairment, and the Company obtained an appraisal of the manufacturing facility to determine its fair market value, which indicated that the fair value of the facility was substantially lower than its carrying value. Accordingly, the Company recorded an impairment charge of $16,069,000 at December 31, 2002, based upon the difference between the fair market value of the facility and its carrying value at such date. The facility will be classified as a held-for-sale asset in accordance with SFAS No. 144 beginning in the first quarter of 2003.

6. FINANCIAL INSTRUMENTS

        The following is a summary of available-for-sale securities:

	COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
	(in thousands)
December 31, 2002	$101,835	$286	$(17)	$102,104

December 31, 2001	$75,302	$575	$—	$75,877

        These securities are classified in the accompanying balance sheets as marketable securities.

        Marketable securities held at December 31 mature as follows:

	2002	2001
	(in thousands)
Less than one year	$60,985	$75,877
One to two years	30,100	—
Two to three years	11,019	—

	$102,104	$75,877

7. INVENTORIES

        Inventories are summarized as follows:

	December 31,
	2002	2001
	(in thousands)
Raw materials	$947	$452
Work in process	14,689	4,214
Finished goods	6,014	2,481

	$21,650	$7,147

8. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2002	2001
	(in thousands)
Leasehold improvements	$51,492	$21,504
Laboratory equipment	18,101	13,648
Office furniture and equipment	14,783	7,114
Construction in process	1,887	19,104

	86,263	61,370
Less accumulated depreciation and amortization	26,891	19,783

	$59,372	$41,587

        Depreciation and amortization expense on property and equipment was $7,935,000, $5,886,000 and $2,411,000 in 2002, 2001 and 2000, respectively.

9. ACCRUED EXPENSES

        Accrued expenses consist of the following:

	December 31,
	2002	2001
	(in thousands)
External development services	$5,702	$4,538
Salaries and benefits	3,105	3,434
Construction costs	950	1,241
Professional fees	931	1,034
Other	2,079	1,903

	$12,767	$12,150

10. LONG-TERM DEBT

        At December 1998, the Company obtained an unsecured term loan facility for up to $14,000,000 to finance the capital costs and equipment related to leased space. This loan and all interest due thereon was repaid in full in October 2001.

        For the year ended December 31, 2001, interest expense totaled $544,000. For the years ended December 31, 2000, interest of $1,042,000 was capitalized in connection with construction in process. Interest paid on the loan facility was $808,000 and $836,000 for the years ended December 31, 2001 and 2000, respectively.

11. LETTERS OF CREDIT

        As of December 31, 2002, the Company had outstanding letters of credit primarily related to lease obligations, totaling $7,000,000. Marketable securities totaling $7,989,000 are restricted and serve as collateral for the letters of credit.

12. STOCKHOLDERS' EQUITY

PREFERRED STOCK

        There are 10,000,000 shares of preferred stock authorized, of which 10,000 shares have been designated for Series A Convertible Preferred Stock and 1,000,000 shares have been designated for Series B Junior Participating Preferred Stock ("Series B Preferred Stock").

COMMON STOCK OFFERINGS

        In December 2001, the Company sold 4,220,000 shares of its common stock at $39.00 per share and 1,000,000 shares of its common stock at $42.00 per share. Net proceeds to the Company for the two transactions totaled $159,058,000.

        In June 2001, the Company sold 3,565,000 shares of its common stock at $28.50 per share. Net proceeds to the Company totaled $96,161,000.

SHAREHOLDER RIGHTS PLAN

        In December 2000, the Company adopted a shareholder rights plan. The plan is intended to provide TKT shareholders with an opportunity to realize the full value of their investment and to provide fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire TKT.

        Under the plan, a dividend of one Preferred Stock purchase right was declared for each share of Common Stock held of record as of the close of business on December 26, 2000. One million shares of Preferred Stock have been designated as Series B Preferred Stock and are reserved for issuance in connection with the shareholder rights plan. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock. Initially, the rights will automatically trade with the underlying shares of Common Stock. The rights will not become exercisable unless a person acquires, or commences a tender offer to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Stock, subject to certain limited exceptions. If the rights become exercisable, each right would initially entitle shareholders of TKT, other than the acquiring person, to purchase a fractional share of Series B Preferred Stock at an initial exercise price of $289. If a person acquires beneficial ownership of 20% or more of the Company's outstanding Common Stock, each right, other than those owned by the acquiring person, would entitle its holder to purchase shares of TKT Common Stock having a market value of two times the exercise price of the right. The rights may be redeemed by the Board in certain circumstances and will expire in December 2010 unless extended.

STOCK COMPENSATION PLANS

        The Company has adopted several stock compensation plans, which provide for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, directors and consultants of the Company at prices determined by the Board of Directors. At December 31, 2002, 8,157,000 shares of Common Stock have been reserved for issuance under the plans. Options generally vest ratably over periods ranging from two to six years and are exercisable for ten years from the date of grant.

        Stock option activity under the plans is as follows:

        (in thousands, except share prices)

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands, except share prices)
Outstanding at January 1	4,134	$27.98	3,249	$28.21	2,214	$23.57
Granted	1,338	36.94	1,793	27.13	1,285	35.65
Exercised	(176)	13.71	(245)	10.79	(108)	15.57
Cancelled	(425)	29.33	(663)	33.15	(142)	32.78

Outstanding at December 31	4,871	30.84	4,134	27.98	3,249	28.21

Options exercisable at December 31	1,701	$27.40	1,158	$25.90	905	$21.51

Weighted average fair value per share of options granted during the year		$26.65		$19.63		$27.10

        The exercise price and life information for significant option groups outstanding at December 31, 2002 are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
	(in thousands, except option prices)
$0.01	244	3.04	$0.01	244	$0.01
$9.70-$13.84	337	8.43	$13.69	81	$13.84
$14.75-$21.75	281	6.74	$17.92	105	$18.88
$22.37-$33.50	1,707	7.34	$30.18	727	$30.53
$33.78-$46.94	2,291	8.70	$38.51	540	$38.85
$55.19-$69.50	7	7.20	$68.46	3	$67.17
$84.25	4	7.18	$84.25	1	$84.25

	4,871			1,701

13. LICENSE AND RESEARCH AGREEMENTS

        TKT entered into an agreement with Aventis in May 1994 focused on the development of Dynepo. Under the agreement, TKT has the potential to receive up to $38,000,000, consisting of license fees, equity investments, milestone payments, and research funding, of which TKT had received $20,000,000 at December 31, 2002. The remaining payments are contingent upon the achievement of regulatory and commercial milestones. TKT also is entitled to a low double-digit royalty on net sales of Dynepo by Aventis. Due to the uncertainty involving both the regulatory approval of Dynepo and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.

        Under the agreement, TKT granted Aventis exclusive worldwide rights to make, use, and sell Dynepo. Aventis is responsible, at its own expense, for development, manufacturing, and marketing activities for the product. The license agreement expires, on a country by country basis, on the later of the date 10 years after the first commercial sale of the covered product in such country and the last to expire of the patents licensed under such agreement with respect to such country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by either party. Aventis has relinquished its rights to market and sell Dynepo in Japan to TKT.

        The Company earned no revenues from Aventis for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, the Company earned a $3,500,000 milestone payment. At December 31, 2002, Aventis owned 2,187,000 shares of the Company's Common Stock.

        The Company is a party to an exclusive distribution agreement with Sumitomo to commercialize Replagal in Japan, Korea, and China. For the years ended December 31, 2002, 2001 and 2000, license and research revenues from Sumitomo totaled $743,000, $1,705,000 and $1,051,000, respectively.

        In 2002, 2001 and 2000, the Company also received license and research revenue from Wyeth, the Company's collaborative partner for its hemophilia A gene therapy program, in the amount of $1,025,000, $948,000 and $2,696,000, respectively. At Wyeth's request, the Company and Wyeth are negotiating a termination of the collaboration

        The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the licensed technology.

14. EMPLOYEE RETIREMENT PLANS

        The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation. Employer contributions vest ratably over five years. The related expense was $670,000, $795,000 and $471,000 in 2002, 2001 and 2000, respectively.

        In 2000, the Company established a non-qualified deferred compensation plan, which permits certain management employees to annually elect to defer a portion of their compensation on a pre-tax basis. This plan generally provides payments upon retirement, death or termination of employment. The amount of compensation deferred, the Company match, and earnings on deferrals are included in accrued expenses and amounted to $961,000, $861,000 and $347,000 at December 31, 2002, 2001 and 2000, respectively. The Company funds these obligations through the establishment of trust accounts on behalf of the executives participating in the plan. The trust accounts are included in other assets in the accompanying balance sheets and amounted to $715,000 and $682,000 at December 31, 2002 and 2001, respectively.

15. INCOME TAXES

        At December 31, 2002, the Company had unused net operating loss carryforwards of $266,075,000 and research and development tax credits of $53,253,000, which expire through 2022. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

15. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$100,002	$80,030
Research and development tax credits	50,501	42,367
Intellectual property license	9,996	—
Impairment charge	6,428	—
Depreciation and amortization	3,901	2,628
Other	1,701	683

Total deferred tax assets	172,529	125,708
Valuation allowance	(172,529)	(125,708)

	$—	$—

        The valuation allowance increased by $46,821,000 during 2002 primarily due to the increase in net operating loss carryforwards and tax credits.

        The difference between the Company's expected tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to the loss before provision for income taxes, and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit.

16. COMMITMENTS AND CONTINGENCIES

Litigation

  Replagal Patent Litigation

        In July 2000, Genzyme and Mount Sinai filed a patent infringement action against the Company in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting TKT's motion for summary judgment of non-infringement and denying Genzyme's motion for summary judgment of infringement. Genzyme sought monetary damages and injunctive relief.

        In March 2002, Genzyme appealed the U.S. District Court of Delaware's ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case will be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. As of December 31, 2002, the Company had incurred $4,600,000 in litigation expenses associated with the Replagal litigation.

  Dynepo Patent Litigation

        In April 1997, Amgen commenced a patent infringement action against the Company and Aventis in the U.S. District Court of Massachusetts. In January 2001, the U.S. District Court of Massachusetts

concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

        On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings. In particular, the U.S. Court of Appeals for the Federal Circuit:

  •
  upheld the U.S. District Court of Massachusetts' determination of invalidity of one of Amgen's patents;

  •
  upheld the U.S. District Court of Massachusetts' determination that some claims of two other Amgen patents were infringed, but vacated the U.S. District Court of Massachusetts' determination that those patents were not invalid; and

  •
  vacated the U.S. District Court of Massachusetts' determination that Replagal infringed some claims of the two remaining Amgen patents, and vacated the U.S. District Court of Massachusetts' determination that one of these patents was not invalid.

        As part of the U.S. Court of Appeal for the Federal Circuit's ruling, it instructed the U.S. District Court of Massachusetts to reconsider the validity of Amgen's patents in light of potentially invalidating prior art.

        In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, seeking a declaration that a European patent held by Kirin-Amgen will not be infringed by the Company's activities relating to Dynepo. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen's patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. In February 2003, the House of Lords agreed to hear this appeal.

        The Company is required to reimburse Aventis, which is paying the expenses of the Amgen and Kirin-Amgen litigations relating to Dynepo, for 50% of the expenses. Aventis is also entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT's share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $5,000,000 and $10,000,000 by the time the matter is finally adjudicated.

  Serono Litigation

        In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono, commenced an action against TKT in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono's European patents.

        The Serono patent relates to Serono's approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office.

  Shareholder Lawsuits

        In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal.

        The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

Lease and Product Development Commitments

        The Company leases its facilities under operating leases that expire through 2011, subject to renewal provisions. The Company's future annual minimum payments under such commitments are as follows:

(in thousands)
2003	$10,322
2004	10,818
2005	10,542
2006	10,627
2007	11,498
Thereafter	38,311

Total	$92,118

        In August 2000, the Company entered into a ten-year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts. The lease requires a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided in the form of a letter of credit. An investment with a value of $7,989,000 collateralizes the letter of credit. The lease has two five year renewal options.

        Rent expense was $11,263,000, $3,898,000 and $2,537,000 in 2002, 2001 and 2000, respectively.

        At December 31, 2002, the Company had committed to pay $7,245,000 to a contract manufacturer of Replagal bulk drug substance for the purchase of additional inventory of Replagal through July 2003, of which $2,100,000 was included in accrued expenses as of December 31, 2002.

17. GAIN ON SALE OF INVESTMENT

        In 1996, TKT made a strategic investment of $300,000 in a European biotechnology company. In 2001, TKT sold all of its investment resulting in a gain of $3,224,000 million.

18. SUBSEQUENT EVENT: RESTRUCTURING

        In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company's research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated versions of proteins that would compete with proteins currently being marketed by third parties and for its gene therapy development programs.

        During the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 employees. Eighty (80) employees were involuntarily terminated and the balance of these positions were reduced through attrition. The Company intends to continue to reduce headcount through attrition, with the goal of having approximately 300 full-time U.S. employees by the end of 2003. As of March 31, 2003 TKT had 345 full-time U.S. employees. TKT expects to consolidate facilities and is seeking to sublease four of its facilities, including office, laboratory and manufacturing space. In addition, the Company plans to sell its manufacturing facility in Randolph, Massachusetts.

        The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed by the fourth quarter of 2003 and will record restructuring charges in connection with the reorganization during 2003 in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in the charges will be amounts for severance costs, for ongoing lease obligations for properties that will no longer be used, and for the write-off of property and equipment at facilities that are held for sublease or sale. In March 2003, the Company will record approximately $2,500,000 to $4,500,000 in restructuring charges, which will include severance costs for 80 employees and the liability for the remaining lease rentals reduced by estimated sublease rentals for a vacated facility. In addition, during the second quarter of 2003 and beyond, the Company expects to incur additional restructuring charges in connection with consolidation of facilities the Company currently occupies.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per share amounts)
2002
Product sales	$6,058	$8,782	$7,873	$11,969	$34,682
License and research revenues	552	83	16	1,167	1,818
Cost of goods sold	548	1,650	2,743	5,570	10,511
Research and development expenses	20,409	18,868	20,450	21,582	81,309
Intellectual property license	—	26,000	—	8,660	34,660
Impairment charge	—	—	—	16,069	16,069
Total expenses	27,380	53,994	30,497	61,907	173,778
Net loss	$(18,467)	$(42,881)	$(20,902)	$(47,512)	$(129,762)
Basic and diluted net loss per share	$(0.54)	$(1.24)	$(0.60)	$(1.36)	$(3.75)
2001
Product sales	$—	$297	$537	$2,701	$3,535
License and research revenues	1,218	410	294	731	2,653
Cost of goods sold	—	—	—	185	185
Research and development expenses	16,506	18,805	14,139	16,471	65,921
Total expenses	21,465	24,636	19,646	25,182	90,929
Net loss	$(14,032)	$(21,065)	$(15,868)	$(19,278)	$(70,243)
Basic and diluted net loss per share	$(0.62)	$(0.92)	$(0.60)	$(0.67)	$(2.78)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 10, 2003 (the "Proxy Statement") under the caption "Proposal 1—Election of Directors" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Company's Proxy Statement under the caption "Certain Transactions" and is incorporated herein by this reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of filing this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that, except as described below, the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        In 2002, sales of the Company's Replagal product became material to the Company's consolidated financial statements, as sales totaled approximately $35 million for the year. The sales are transacted through and recorded by the Company's 80% owned subsidiary, TKT Europe. During 2002, with respect to TKT Europe, the Company did not have a timely flow of critical accounting and related financial information and experienced difficulties and delays in verifying that product sales were being properly recognized as revenue in accordance with United States generally accepted accounting principles. The Company's independent auditors, in connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2002, have informed management and the Company's audit committee that, in their judgment, a material weakness in the Company's internal control system existed as a result of these issues. Members of the Company's United States accounting and finance group have been discussing implementing procedures to address these issues with the accounting personnel of TKT Europe.

        Notwithstanding these issues, in light of the processes involved in the preparation by the Company of its consolidated financial statements for the year ended December 31, 2002, management of the Company believes that these financial statements fairly present the Company's consolidated financial position as of, and the consolidated results of its operations for, the year ended on that date. Moreover, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts reported for interim periods in the year ended December 31, 2002. The Company's independent auditors rendered an unqualified opinion with respect to the Company's consolidated financial statements for the year ended December 31, 2002.

        (b)    Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    Documents filed as a part of this Form 10-K:

          1.    Financial Statements.

            The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

      Report of Independent Auditors

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

        (b)    Reports on Form 8-K:

    Report on Form 8-K filed October 7, 2002, relating to previously reported postponement of the September 27, 2002 meeting of the FDA's Endocrinologic & Metabolic Drugs Advisory Committee.

    Report on Form 8-K filed on December 4, 2002, announcing preliminary data from a Phase III clinical trial of Replagal.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.
	By:	/s/ MICHAEL J. ASTRUE Michael J. Astrue President and Chief Executive Officer
Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. ASTRUE Michael J. Astrue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ DANIEL E. GEFFKEN Daniel E. Geffken	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2003
/s/ RODMAN W. MOORHEAD, III Rodman W. Moorhead, III	Chairman of the Board of Directors	March 31, 2003
/s/ WALTER GILBERT Walter Gilbert	Director	March 31, 2003
/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 31, 2003
/s/ WILLIAM R. MILLER William R. Miller	Director	March 31, 2003
/s/ JAMES E. THOMAS James E. Thomas	Director	March 31, 2003
/s/ WAYNE P. YETTER Wayne P. Yetter	Director	March 31, 2003

CERTIFICATIONS

I, Michael J. Astrue, certify that:

1.
I have reviewed this annual report on Form 10-K of Transkaryotic Therapies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ MICHAEL J. ASTRUE Michael J. Astrue, President and Chief Executive Officer

I, Daniel E. Geffken, certify that:

1.
I have reviewed this annual report on Form 10-K of Transkaryotic Therapies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ DANIEL E. GEFFKEN Daniel E. Geffken Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated June 15, 2000.(2)
3.3	Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, dated June 9, 2000. (2)
3.4	Certificate of Designation of Series B Junior Participating Preferred Stock of the Registrant, dated December 13, 2000. (3)
3.5	Amended and Restated By-Laws of the Registrant. (4)
3.6	Amendment No. 1 to Amended and Restated By-Laws. (2)
3.7	Amendment No. 2 to Amended and Restated By-Laws. (3)
4.1	Rights Agreement dated December 13, 2000, between Registrant and Equiserve Trust Company, N.A. (5)
10.1	Lease Agreement, dated January 1, 1994, for office space at 195 Albany Street, Cambridge, Massachusetts, by and between the Trust under the Will of Harry F. Stimpson and the Registrant. (6)
10.2	Sublease Agreement, dated April 7, 1992, for office space located at 185 Albany Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (6)
10.3	1993 Non-Employee Directors' Stock Option Plan. (6) (7)
10.4	1993 Long-Term Incentive Plan. (7) (8)
10.5	Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure. (6)
10.6	Form of Letter Agreement re: Restricted Stock. (6)
10.7	Form of Scientific Advisor Agreement. (6)
10.8	Employment Agreement, dated June 19, 1991, by and between Dr. Richard F Selden and the Registrant. (6)(7)
10.9	Employment Agreement, dated July 26, 1991, by and between Dr. Douglas A. Treco and the Registrant. (6) (7)
10.10	Agreement, dated September 1, 1991, by and between Mr. William R. Miller and the Registrant. (6) (7)
10.11	Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Wyeth (successor to Genetics Institute, Inc.) and the Registrant. (6) (9)
10.12	Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis S.A. and the Registrant. (6) (9)
10.13	Employment Agreement, dated February 20, 1997, by and between Mr. Daniel E. Geffken and the Registrant. (7) (10)

10.14	Employment Agreement, dated April 12, 1999, by and between Mr. William H. Pursley and the Registrant. (7) (11)
10.15	Common Stock Purchase Agreement by and between each Purchaser of shares in the Registrant's private placement of common stock in November 1999 and the Registrant. (12)
10.16	Agreement, dated November 15, 1999, by and between Mr. Wayne P. Yetter and the Registrant. (7) (12)
10.17	Registration Rights Agreement, dated June 9, 2000, by and between certain holders of Series A Convertible Preferred Stock and the Registrant. (2)
10.18	Agreement, dated April 20, 2000, by and between Dr. Walter Gilbert and the Registrant. (2) (7)
10.19	Agreement, dated June 16, 2000, by and between Mr. James E. Thomas and the Registrant. (2) (7)
10.20	Employment Agreement, dated May 18, 2000, by and between Mr. Michael J. Astrue and the Registrant. (2) (7)
10.21
Lease Agreement, dated August 4, 2000, for new corporate headquarters and research and development space in Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant. (13)
10.22	Purchase and Sale and Assignment Agreement, dated November 28, 2000, by and between Serono, Inc. and the Registrant. (3)
10.23	First Amendment to Purchase and Sale and Assignment Agreement, dated February 8, 2001, by and between Serono, Inc. and the Registrant. (3)
10.24	Lease Agreement, dated February 2001, by and between Trinet Property Partners, L.P and the Registrant. (3)
10.25	Reimbursement Agreement, dated May 18, 2000, by and between Mr. William H. Pursley and the Registrant. (3)
10.26	2001 Non-Officer Employee Stock Incentive Plan. (3)
10.27	2000 Nonqualified Deferred Compensation Plan. (3)
10.28	Stockholders' Agreement, dated as of April 12, 2000, by and among certain other stockholders in TKT Europe 5S AB, a corporation organized under the laws of Sweden, and the Registrant. (14)
10.29	Employment Agreement, dated December 18, 2001 by and between Dr. David D. Pendergast and the Registrant. (15)
10.30	Employment Agreement, dated March 18, 2002, by and between Dr. Renato Fuchs and the Registrant. (15)
10.31	License Agreement, dated June 7, 2002, by and between Cell Genesys, Inc. and the Registrant (9) (16)
10.32#	Commercial Supply and Process Validation Agreement, entered into as of December 6, 1999, by and between Chesapeake Biological Laboratories, Inc. and the Registrant. (9) (17)
10.33#	Master Production Agreement, made as of December 1, 1998, between BioScience Contract Production Corp. and the Registrant. (9) (17)

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
25.1
Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Senior Indenture will be incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939. (18)
25.2
State of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended, of the Trustee under the Subordinated Indenture will be incorporated herein by reference from a subsequent filing in accordance with Section 305 (b)(2) of the Trust Indenture Act of 1939. (18)
99.1*	Certification by the Registrant's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification by the Registrant's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

5.
Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2000 (File No. 0-21481) and incorporated herein by reference

6.
Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on August 27, 1996 (File No. 333-10845) and incorporated herein by reference.

7.
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

8.
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21481) and incorporated herein by reference.

9.
Confidential treatment granted as to certain portions.

10.
Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on July 24, 1997 (File No. 333-31957) and incorporated herein by reference.

11.
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-21481) and incorporated herein by reference.

12.
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-21481) and incorporated herein by reference.

13.
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-21481) and incorporated herein by reference.

14.
Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2001 (File No. 0-21481) and incorporated herein by reference.

15.
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21481) and incorporated herein by reference.

16.
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21481) and incorporated herein by reference.

17.
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-21481) and incorporated herein by reference.

18.
Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the SEC on December 13, 2000 (File No. 333-51772) and incorporated herein by reference.

*
Filed herewith.

#
Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
TRANSKARYOTIC THERAPIES, INC. CONSOLIDATED BALANCE SHEETS
TRANSKARYOTIC THERAPIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
TRANSKARYOTIC THERAPIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TRANSKARYOTIC THERAPIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index