Form 10-Q/A
period 2002-09-30
TRANSKARYOTIC THERAPIES INC
filed 2003-04-07
CIK 885259

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

Explanatory Note

        We are filing this amendment no. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002 on this Form 10-Q/A solely to refile Exhibit 10.32.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: April 3, 2003	By:	/s/ Daniel E. Geffken
Daniel E. Geffken
Senior Vice President, Finance and
Chief Financial Officer (Principal
Financial and Accounting Officer)

CERTIFICATIONS

        I, Michael J. Astrue, certify that:

        (1) I have reviewed this quarterly report on Form 10-Q/A of Transkaryotic Therapies, Inc.; and

        (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: April 3, 2003
/s/ Michael J. Astrue
Michael J. Astrue
President and Chief Executive
Officer

        I, Daniel E. Geffken, certify that:

        (1) I have reviewed this quarterly report on Form 10-Q/A of Transkaryotic Therapies, Inc.; and

        (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: April 3, 2003
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