Form 10-Q
period 2003-03-31
TRANSKARYOTIC THERAPIES INC
filed 2003-05-15
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number 0-21481

TRANSKARYOTIC THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3027191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Main Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Yes ☒	No ☐

At April 30, 2003, there were 34,903,654 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I                   FINANCIAL INFORMATION

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2003	December 31, 2002
(in thousands, except par values)

Assets
Current assets:
Cash and cash equivalents	$156,307	$154,604
Marketable securities	55,772	102,104
Accounts receivable	16,591	15,684
Inventories	21,521	21,650
Prepaid expenses and other current assets	4,952	4,450
Total current assets	255,143	298,492
Property and equipment, net	61,807	59,372
Other assets	1,863	1,942
Total assets	$318,813	$359,806

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,776	$11,804
Accrued expenses	11,933	12,767
Accrued restructuring expenses	3,553	—
Accrued intellectual property license expense	—	11,368
Total current liabilities	22,262	35,939

Minority interest	303	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 10 shares authorized; no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,490 and 34,845 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	348	348
Additional paid-in capital	685,566	685,566
Accumulated deficit	(391,380)	(365,434)
Accumulated other comprehensive income	3,996	3,387
	298,530	323,867

Less treasury stock, at cost 367 shares at March 31, 2003	(2,282)	—
Total stockholders’ equity	296,248	323,867

Total liabilities and stockholders’ equity	$318,813	$359,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Part 1 - Item 1 - Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002

Revenues:
Product sales	$12,183	$6,058
License and research revenues	—	552
	12,183	6,610
Operating expenses:
Cost of goods sold	3,501	548
Research and development	20,982	20,409
Intellectual property license expense	1,350	—
Selling, general and administrative	9,166	6,423
Restructuring charge	3,602	—
	38,601	27,380

Loss from operations	(26,418)	(20,770)

Other income:

Interest income	776	2,303

Minority interest	(303)	—
	473	2,303

Net loss	$(25,945)	$(18,467)

Basic and diluted net loss per share	$(0.75)	$(0.54)

Shares used to compute basic and diluted net loss per share	34,550	34,331

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,

(in thousands)	2003	2002

Operating activities:
Net loss	$(25,945)	$(18,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,013	1,640
Compensation expense related to equity issuances	—	65
Change in accrued intellectual property license expense	(11,368)	—
Changes in other operating assets and liabilities	(3,142)	(1,735)

Net cash used for operating activities	(37,442)	(18,497)

Investing activities:
Proceeds from sales and maturities of marketable securities	54,288	50,776
Purchases of marketable securities	(7,956)	(163,175)
Purchases of property and equipment	(5,448)	(6,329)
Changes in other assets and liabilities	223	(769)

Net cash provided by (used for) investing activities	41,107	(119,497)

Financing Activities:
Issuance of common stock, net	—	910
Repurchase of treasury stock	(2,282)	—
Net cash provided by (used for) financing activities	(2,282)	910

Effect of exchange rate changes on cash and cash equivalents	320	(107)

Net decrease in cash and cash equivalents	1,703	(137,191)

Cash and cash equivalents at January 1	154,604	323,877

Cash and cash equivalents at March 31	$156,307	$186,686

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

 March 31, 2003 and 2002

1.                                       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Niche Protein®, Gene-Activated®, and TKT® are registered trademarks and Replagal™ and Transkaryotic Therapy™ are trademarks of Transkaryotic Therapies, Inc.  Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”).  All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.

2.                                       NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” and related interpretations.   Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three months ended March 31, 2003 and 2002 because common equivalent shares from convertible preferred stock and stock options have been excluded, as their effect is antidilutive.

3.                                       COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and foreign currency translation adjustments.  The Company had a total comprehensive loss of $25,336,000 and $19,703,000 for the three months ended March 31, 2003 and 2002, respectively.

4.                                       INVENTORIES

Inventories consist of the following:

	March 31, 2003	December 31, 2002
(in thousands)
Raw materials	$610	$947
Work in process	16,092	14,689
Finished goods	4,819	6,014
	$21,521	$21,650

Inventories are stated at the lower of cost or market, with cost determined under a first-in, first-out method.  Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

5.                                       INTELLECTUAL PROPERTY LICENSE FEE EXPENSE

In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys, Inc. (“Cell Genesys”) related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11,000,000 in cash and issued to Cell Genesys shares of the Company’s common stock worth $15,000,000 as of the date of the Agreement.

Under the agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula, at December 31, 2002 with the closing price of the Company’s common stock at $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 in the fourth quarter of 2002.

In January 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15,000,000 in cash. The Company incurred an additional license expense in the first quarter of 2003 of $1,350,000, which represents the further decline in the market value of the Company’s common stock from December 31, 2002 to January 15, 2003. The repurchased shares have been recorded as treasury stock.

Under the agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones were achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

6.                                       RESTRUCTURING CHARGE

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy development programs.

As part of this restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT intends to continue to reduce headcount through attrition, with the goal of having approximately 300 to 315 full-time U.S. employees by the end of 2003.  As of March 31, 2003, TKT had 345 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded a charge of $3,602,000 during the first quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,332,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, and $2,270,000, representing the remaining lease obligation for one of four facilities that the Company no longer occupies.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003 and expects to continue to record restructuring charges in connection with the reorganization during the remainder of 2003 and beyond.

The following table outlines the components of the Company's restructuring charge and accrual:

(in thousands)	Charges	Payments	Other	Balance at 3/31/03

Employee severance
and outplacement	$1,332	(28)	—	$1,304
Lease obligations	2,270	—	(21)	2,249
Total restructuring reserve	$3,602	(28)	(21)	$3,553

7.                                       STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof.  For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options.  The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure.

The table below presents the combined net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

For the three months ended March 31, (in thousands, except per share prices)	2003	2002
Net loss	$(25,945)	$(18,467)
Add: Stock-based compensation included in net loss as reported	—	65
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(7,066)	(5,370)
Pro forma net loss	$(33,011)	$(23,772)
Basic and diluted net loss per share - as reported	$(0.75)	$(0.54)
Basic and diluted net loss per share - proforma	$(0.96)	$(0.69)

Fair values of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

For the three months ended March 31,	2003	2002

Expected life (years)	1.5-7.5	1.5-7.5
Interest rate	1.2%-3.7%	1.5%-4.0%
Expected volatility	0.95	1.00

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of the three months ended March 31, 2003 and 2002, respectively net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only seven years, six years and five years, respectively, of option grants.

8.                                       LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings. The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Replagal Patent Litigation

In July 2000, Genzyme Corporation (“Genzyme”) and Mount Sinai School of Medicine of New York University (“Mount Sinai”) filed a patent infringement action against the Company in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting TKT’s motion for summary judgment of non-infringement and denying Genzyme’s motion for summary judgment of infringement. Genzyme sought monetary damages and injunctive relief.

In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case will be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. As of March 31, 2003, the Company had incurred $4,667,000 in litigation expenses associated with the Replagal litigation.

Dynepo Patent Litigation

In April 1997, Amgen Inc. (“Amgen”) commenced a patent infringement action against the Company and Aventis in the U.S. District Court of Massachusetts. In January 2001, the U.S. District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings. In particular, the U.S. Court of Appeals for the Federal Circuit:

•              upheld the U.S. District Court of Massachusetts’ determination of invalidity of one of Amgen’s patents;

•                                          upheld the U.S. District Court of Massachusetts’ determination that some claims of two other Amgen patents were infringed, but vacated the U.S. District Court of Massachusetts’ determination that those patents were not invalid; and

•                                          vacated the U.S. District Court of Massachusetts’ determination that Replagal infringed some claims of the two remaining Amgen patents, and vacated the U.S. District Court of Massachusetts’ determination that one of these patents was not invalid.

As part of the U.S. Court of Appeal for the Federal Circuit’s ruling, it instructed the U.S. District Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), seeking a declaration that a European patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. In February 2003, the House of Lords agreed to hear this appeal.

The Company is required to reimburse Aventis, which is paying the expenses of the Amgen and Kirin-Amgen litigations relating to Dynepo, for 50% of the expenses. Aventis is also entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $15,000,000 and $20,000,000 by the time the matter is finally adjudicated.

Serono Patent Litigation

In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono International S.A. (“Serono”), commenced an action against TKT in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono’s European patents.

The Serono patent relates to Serono’s approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office.

The Company expects that expenses related to this litigation will be significant.

Shareholder Lawsuits

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, Richard F Selden, and in some cases, its Chairman of the Board of Directors, Rodman W. Moorhead, III. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal and seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs. On April 9, 2003, the Court consolidated the various actions under one matter entitled In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165RW2.  The Company expects that expenses related to this litigation will be significant.

On April 14, 2003, a shareholder derivative suit was filed against individual members of the Company’s Board of Directors, the Company's former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts entitled South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacobs, Nancy R. Jacob TTee v.  Richard F Selden, Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorhead, III, James E. Thomas, William R. Miller and Transkaryotic Therapies, Inc., Civil Action No. 03-1669.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs.  The Company expects that expenses related to this litigation will be significant.

SEC Investigation

On May 14, 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT's disclosures and public filings with regard to Replagal and the status of the FDA's approval process for Replagal, as well as transactions in the Company's securities. The Company will fully cooperate with the SEC in the investigation.

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TKT is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 26 countries, principally in Europe. TKT has not received approval to market and sell Replagal in the United States. TKT recorded $34,682,000 in Replagal product sales in 2002 and $12,183,000 in Replagal product sales for the first quarter of 2003.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At March 31, 2003, the Company’s accumulated deficit was $391,380,000.

The Company’s results of operations may vary significantly from period to period depending on, among other factors:

• the timing, receipt, and amount of Replagal product sales;

• continued progress in our research and development programs, particularly iduronate-2-sulfatase (“I2S”), as well as the magnitude of these programs;

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

• the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

• TKT’s ability to establish and maintain collaborative arrangements.

Corporate Reorganization

In February 2003, TKT’s Board of Directors appointed Michael J. Astrue as President and Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Astrue replaced Richard F Selden, M.D., Ph.D., who resigned from TKT and TKT’s Board of Directors. The Board also named David D. Pendergast to the newly-created position of

Executive Vice President, Operations.  Dr. Pendergast was previously Senior Vice President, Technical Operations.

Upon the appointment of Mr. Astrue, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy development programs.

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT intends to continue to reduce headcount through attrition, with the goal of having approximately 300 to 315 full-time U.S. employees by the end of 2003.  As of March 31, 2003, TKT had 345 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded a charge of $3,602,000 during the first quarter of 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,332,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, and $2,270,000, representing the remaining lease obligation for one of four facilities that the Company no longer occupies.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003 and expects to continue to record restructuring charges in connection with the reorganization during the remainder of 2003 and beyond.

Regulatory Status of Replagal in the United States

On April 24, 2003, Genzyme received marketing authorization in the United States for Fabrazyme, its enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the United States Food and Drug Administration (the “FDA”) may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the United States Food, Drug and Cosmetic Act (the “FDA Statute”) and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the U.S. market for seven years unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

Since the Company submitted a Biologics License Application (“BLA”) for Replagal to the FDA in June 2000, the Company has received two Complete Response Letters from the

FDA. In the second Complete Response Letter, which the Company received in November 2002, the FDA indicated that the data relating to Replagal which TKT had previously submitted were not adequate for approval, primarily because of questions concerning efficacy, but that the data would be discussed at a meeting of the FDA’s Endocrinologic & Metabolic Drugs Advisory Committee (the “Endocrinologic & Metabolic Drugs Advisory Committee”).

On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss TKT’s BLA for Replagal and concluded by a unanimous vote that TKT’s clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by a vote of 8 to 7 that the renal pathology data presented by TKT were not adequate to serve as the basis for accelerated approval. Some members of the Endocrinologic & Metabolic Drugs Advisory Committee indicated that TKT could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and, if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of all or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee’s recommendations.

The Company is in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity, and is preparing to talk to the FDA in more detail about its options.  The Company expects to take at least three to four months before making any strategic decisions on these issues.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of TKT’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TKT to make estimates and judgments that affect its reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, TKT’s  reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

The Company regards an accounting estimate underlying its financial statements as a “critical accounting estimate” if the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that reasonably could have been used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have had a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company regards its policies with respect to revenue recognition, inventories and asset impairment as "critical accounting estimates." These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K.

Results of Operations

Revenues

Product sales for the quarters ended March 31, 2003 and 2002 totaled $12,183,000 and $6,058,000, respectively.   Substantially all Replagal product sales were in Europe.   The increase of $6,125,000, or 101%, in sales is due to additional patients beginning Replagal therapy, the pricing and reimbursement arrangements being established and formalized in additional countries in Europe, and the receipt of marketing authorizations in additional countries.

There were no license and research revenues in the first quarter of 2003.  License and research revenues totaled $552,000 for the three months ended March 31, 2002.  License and research revenues in the three months ended March 31, 2002 were earned from collaborative agreements with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”) and Wyeth, which succeeded  Genetics Institute, Inc.(“Wyeth”).   The decrease in license and research revenues from period to period was due to the timing of completion of obligations related to each collaborative agreement.  In addition, at Wyeth’s request, the Company and Wyeth were negotiating a termination of their collaboration.  However, those negotiations have terminated and TKT is considering its legal and regulatory options.

Cost of Goods Sold

For the three months ended March 31, 2003 and 2002, cost of goods sold was $3,501,000 and $548,000, or 29% and 9% of product sales, respectively.  Cost of goods sold consists  of expenses in connection with the manufacture of Replagal.

Prior to receiving marketing approval of Replagal in Europe in August 2001, the Company expensed all of the cost of manufacturing Replagal as research and development costs.  Following marketing approval, the Company began recording the costs of manufacturing Replagal as inventory rather than as a research and development expense.  The Company sold Replagal that had been manufactured prior to marketing approval in 2001 and in the first half of 2002.  As of June 30, 2002, this inventory had been fully utilized.   As a result, unlike the three months ended March 31, 2002, the cost of goods sold for the three months ended March 31, 2003 reflects the Company’s current full production costs.  In addition, during the first quarter of 2003, the Company incurred a charge of $832,000, or 7% of 2003 product sales, related to excess capacity at the terminated contract manufacturer of the bulk drug substance of Replagal.  As production concludes at this contract manufacturer, the Company expects that cost of goods sold will include further excess capacity charges that will be incurred during the second and third quarters of 2003.  The Company expects that its cost of goods sold for 2003 will be approximately 23% to 27% of total 2003 product sales.

To date, the Company has relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale. These third parties manufacture Replagal bulk drug substance and perform fill and finish services. In February 2003, the Company filed with European regulatory authorities for approval to manufacture the bulk drug substance of Replagal at the Company’s manufacturing facility in Cambridge, Massachusetts. In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, to be effective in July 2003. The Company plans to use its existing inventory and additional inventory manufactured under the third party contract manufacturing arrangement to supply customer orders for Replagal at least until such time as the Company receives approval to manufacture Replagal at its Cambridge, Massachusetts facility, if at all, or such time as the Company is able to make other manufacturing arrangements.

Research and Development Expenses

Research and development expenses increased by $573,000, or 3%, to $20,982,000 in the first quarter of 2003, compared to $20,409,000 during the same period in 2002.   The increase was primarily due to increases in research and development staffing and research and development occupancy costs. In November 2002, the Company occupied a new combined corporate headquarters and research and development facility, which increased the Company’s research and development occupancy costs in the first quarter of 2003 by $1,987,000 and will increase the Company's occupancy costs for the balance of 2003. Offsetting these increases in the first quarter of 2003 were non-recurring expenditures totaling $4,300,000 related to set-up and technology transfer fees paid to the contract manufacturer of the bulk substance of Replagal in the first quarter of 2002.

Except with respect to its product for the treatment of Gaucher disease, the Company does not intend to engage in any further product development activities related to its Gene-Activated protein products which are versions of proteins that would compete with proteins currently being marketed by third parties, and its gene therapy programs, unless those activities are funded under a collaboration agreement with a third party. As a result of this, and the Company’s restructuring efforts, the Company expects its research and development expenses to decrease in 2003.

The Company’s two largest research and development programs, Replagal, enzyme replacement therapy for the treatment of Fabry disease, and I2S, enzyme replacement therapy for the treatment of Hunter syndrome, represent the majority of the Company’s research and development spending. The expenses associated with these programs totaled approximately 70% of total research and development expenses for the quarter ended March 31, 2003 and 79% of total research and development expenses for the corresponding period in 2002, respectively. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases,  and other Gene-Activated protein products,  accounted for the balance of the Company’s research and development expenses for both quarterly periods.

Research and development expenses for the Replagal program totaled $6,723,000 in the first quarter of 2003, a decrease of $5,127,000, or 43% from the $11,850,000 in research and development expenses in the corresponding period of 2002.   In the first quarter of 2002, the Company incurred a one-time set up fee and technology transfer fees totaling $4,300,000 paid to the contract manufacturer referred to above.   Costs for the Replagal program include basic research, the costs of clinical trials, manufacturing costs of clinical supplies and regulatory costs associated with preparation of worldwide product marketing applications.

The amount of future research and development expenses associated with the Replagal program is not reasonably certain because these costs are dependent principally upon the regulatory process and information required by regulatory agencies, additional clinical trial expenditures required by regulatory agencies, and the timing of obtaining marketing authorization in other countries, if granted, particularly with respect to Replagal in the United States where Fabrazyme has received orphan drug exclusivity and the Company is contemplating its strategic options. The amount of future research and development expenses are also dependent upon the extent of development efforts to build internal manufacturing infrastructure.

For the three months ended March 31, 2003 and 2002, research and development expenses for the I2S program were $7,879,000 and $4,179,000, respectively, an increase of  $3,700,000, or 89%.  The increase in the 2003 period was due to increases in expenditures for  the manufacture of I2S for use in the Phase I/II clinical study recently completed by TKT. Based on results of this Phase I/II trial the Company intends to begin a pivotal clinical trial of I2S in the second half of 2003.

Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of the pivotal clinical trial and any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of I2S. The Company expects that these costs will be significant in 2004 in order to support applications for approval in early 2005.

Intellectual Property License Fee Expense

In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11,000,000 in cash and issued to Cell Genesys shares of the Company’s common stock worth $15,000,000 as of the date of the Agreement.

Under the agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula, at December 31, 2002 with the closing price of the Company’s common stock at $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 in the fourth quarter of 2002.

In January 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15,000,000 in cash. The Company incurred an additional license expense in the first quarter of 2003 of $1,350,000, which represents the further decline in the market value of the Company’s common stock from December 31, 2002 to January 15, 2003. The repurchased shares have been recorded as treasury stock.

Under the agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones were achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

Selling, General and Administrative Expenses

For the three months ended March 31, 2003, selling, general and administrative expenses were $9,166,000, compared with $6,423,000 for the three months ended March 31, 2002.  The increase of  $2,743,000, or 43%, over the comparable period in 2002 reflects costs incurred for ongoing Replagal sales and marketing initiatives in Europe and other countries, executive severance charges and occupancy costs related to the Company’s new corporate headquarters.  Selling, general and administrative expenses related to sales and marketing activities for Replagal amounted to $4,006,000 and $2,976,000 for the three months ended March 31, 2003 and 2002, respectively. The Company anticipates expenses related to the expansion of U.S. commercial operations will be significantly reduced during the remainder of 2003, given the uncertain U.S. regulatory status of Replagal and the orphan drug exclusivity of Fabrazyme.  In addition, in the first quarter of 2003, selling, general and administrative expenses related to the Company’s new corporate headquarters increased by $408,000 over the comparable period in 2002. The Company anticipates that selling, general and administrative expenses related to this new facility will increase in 2003, primarily as a result of a full year of occupancy costs related to it.

Restructuring Charge

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy development programs.

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT intends to continue to reduce headcount through attrition, with the goal of having approximately 300 to 315 full-time U.S. employees by the end of 2003.  As of March 31, 2003, TKT had 345 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded a charge of $3,602,000 during the first quarter of 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,332,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, and $2,270,000, representing the remaining lease obligation for one of four facilities that the Company no longer occupies.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003 and expects to continue to record restructuring charges in connection with the reorganization during the remainder of 2003 and beyond.

Minority Interest

The Company recorded a minority interest charge in the net income of TKT Europe - 5S AB, the Company’s majority owned, consolidated subsidiary (“TKT Europe”) of $303,000 during the first quarter of 2003.

Interest Income

Interest income was $776,000 and $2,303,000 for the three months ended March 31, 2003 and 2002, respectively.   During the first quarter of 2003, average cash, cash equivalents, and marketable securities balances were $231,400,000 as compared to $385,426,000 for the same period of 2002. Interest income decreased by $1,527,000 in the three months ended March 31, 2003 compared with the comparable period in 2002 due to lower cash, cash equivalents and marketable securities balances as well as significantly lower rates of return in 2003.

Net Loss

The Company had a net loss of $25,945,000 and $18,467,000 for the first quarter ended March 31, 2003 and 2002, respectively.  Basic and diluted net loss per share was $0.75 and $0.54 for the three months ended March 31, 2003 and 2002, respectively.   Included in the loss for the quarter ended March 31, 2003 is an intellectual property license fee expense of $1,350,000 and a restructuring charge of $3,602,000, which contributed $0.04 and $0.10, respectively, to basic and diluted net loss per share.

For the three months ended March 31, 2003 and 2002, weighted average shares outstanding were 34,550,000 and 34,331,000, respectively.   The increase in weighted average shares outstanding reflects the issuance of common stock upon the exercise of employee stock options.

Liquidity And Sources Of Capital

Since its inception, TKT has financed its operations through:

•              the sale of common and preferred stock,

•              borrowings under debt agreements,

•              revenues from collaborative agreements,

•              interest income and,

•              more recently, with proceeds from product sales.

In the near term, TKT expects to finance its operations principally from existing cash, cash equivalents, and marketable securities, and from continued sales of Replagal.

Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $212,079,000 at March 31, 2003, including restricted marketable securities collateralizing letters of credit totaling $7,967,000. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company’s cash requirements for operating activities, financing activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to significantly exceed its internally generated funds until it is able to generate substantial product sales.

The Company used net cash of $37,442,000 in operating activities in the first quarter of 2003. This consisted of a net loss of $25,945,000, combined with a net use of $11,497,000 related primarily to the payment made to Cell Genesys in January 2003.

The Company used net cash of $5,448,000 during the first quarter of 2003 for property and equipment, primarily related to leasehold improvements and equipment for the Company’s manufacturing and research and development facilities. The Company expects to spend up to approximately $20,000,000 for purchases of property and equipment for 2003, principally for expanding its internal manufacturing capabilities.

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

The Company may pursue opportunities to obtain additional external financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company’s continued progress in its preclinical and clinical development programs, and the extent of its commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

Contractual Obligations

In connection with the termination of the Company's manufacturing arrangements with the contract manufacturer of Replagal bulk drug substance, the Company committed to pay approximately $3,240,000 to the contract manufacturer for the purchase of additional inventory of Replagal through July 2003, of which $300,000 was accrued as of March 31, 2003.

In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. Under the stockholders’ agreement for TKT Europe, the Company is entitled to purchase the European stockholders’ 20% ownership interest in TKT Europe in August 2004, for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders’ ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits, as defined in the stockholders’ agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe. These profits cannot be estimated at this time. However, the Company expects the buyout price to be substantial.

In June 2002, the Company obtained an exclusive license to certain patent and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company paid $11,000,000 cash in June 2002 and an additional $15,000,000 in January 2003. If Cell Genesys achieves all the milestone related to patent matters under the license agreement, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

Net Operating Loss Carryforwards

At December 31, 2002 , the Company had net operating loss carryforwards of approximately $266,075,000, which expire at various times through 2022. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

Litigation

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal. On April 9, 2003, the Court consolidated the various actions under one matter.  The Company expects that expenses related to this litigation will be significant.

On April 14, 2003, a shareholder derivative suit was filed against individual members of the Company’s Board of Directors, the Company's former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.  The Company expects that expenses related to this litigation will be significant.

On May 14, 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT's disclosures and public filings with regard to Replagal and the status of the FDA's approval process for Replagal, as well as transactions in the Company's securities. The Company will fully cooperate with the SEC in the investigation.

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. Through March 31, 2003, the Company had incurred approximately $4,667,000 in litigation expenses associated with the Replagal litigation.

The Company and Aventis have been involved in patent infringement actions with Amgen and Kirin-Amgen with respect to Dynepo (epoietin delta), a fully human erythropoietin for the treatment of anemia related to chronic renal failure. The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company currently estimates that its share of the expenses associated with the litigation will total between approximately $15,000,000 and $20,000,000 by the time the matter is finally adjudicated.

The Company has been engaged in patent litigation with Serono with respect to Replagal. The Company expects that expenses relating to this litigation will be significant.

The Company can provide no assurance as to the outcome of these proceedings. A decision by a court in any jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s liquidity and capital resources.

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

Clinical and Regulatory Risks

Unless we are able to break Fabrazyme's orphan drug exclusivity, we will not be able to obtain marketing approval for Replagal in the United States for seven (7) years.

On April 24, 2003, Genzyme received marketing authorization in the United States for Fabrazyme, its enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the FDA Statute and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the U.S. market for seven years unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

The Company is in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity, and is preparing to talk to the FDA in more detail about its options.  The Company expects to take at least three to four months before making any strategic decisions on these issues.

We may not be able to obtain marketing approvals for our products, whether or not we receive orphan drug exclusivity for our products.

We are not able to market any of our products in Europe, the United States or in any other jurisdiction without marketing approval from the European Agency for the Evaluation of Medicinal Products, or EMEA, the FDA, or any equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

In August 2001, the EMEA granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our Marketing Authorization Application, or MAA, to the EMEA, and approximately five years after we filed our Investigational New Drug Application, or IND, with the FDA. We have also received approval to market Replagal in a number of other countries.

We have not received approval to market and sell Replagal in the United States. As noted above, because Fabrazyme has received orphan drug exclusivity, we cannot receive approval in the United States for seven years unless we are able to break Fabrazyme's orphan drug exclusivity.

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

On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss our BLA for Replagal and concluded by a unanimous vote that our clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by an 8 to 7 vote that the renal pathology data presented by us were not adequate to serve as the basis for accelerated approval. Some members of the Endocrinologic & Metabolic Drugs Advisory Committee indicated that we could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee’s recommendations.

We decided not to commence the re-examination of the pathology slides until we have further discussion with the FDA regarding potential avenues for approval of Replagal in the United States.

Although the EMEA has granted marketing approval of Dynepo in the European Union, Dynepo has not been approved in the United States. In 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing, and requested that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA, and we cannot predict whether or when Aventis will do so. In addition, Aventis has not launched Dynepo in Europe.

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

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process but does make the product eligible for orphan drug exclusivity and certain tax credits in the United States. Generally, if a product which has an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances set forth in the FDA Statute and implementing regulations, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do as Genzyme did with Fabrazyme in the United States. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

In August 2001, the EMEA granted marketing authorization of Replagal in the European Union. Genzyme’s Fabrazyme was also granted marketing authorization in the European Union in August 2001. Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years.

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

In July 2000, Genzyme and Mount Sinai filed a patent infringement action against us in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation. In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case will be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. If we were to ultimately lose this case after trial and appeal, we would be precluded from making, using and selling Replagal. We can provide no assurance as to the outcome of this litigation. As of March 31, 2003, we have incurred approximately $4.7 million in litigation expenses associated with the Replagal litigation.

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

We can provide no assurance as to the outcome of either litigation. If we and our collaborator, Aventis, are not successful in the Dynepo litigation, we and Aventis would be precluded from making, using and selling Dynepo in the United States and/or in the United Kingdom. We are required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses. Aventis is entitled to deduct up to 50% of any royalties due to us from it with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of litigation expenses. We currently estimate that our share of the expenses associated with the litigation will total between approximately $15.0 million and $20.0 million by the time the matter is finally adjudicated.

We are a party to litigation with Serono and would be prohibited from selling products using gene activation technology in some jurisdictions in Europe if we are not successful in the litigation.

In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono, commenced an action against us in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono’s European patents. The Serono patent relates to Serono’s approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office. The Company expects that expenses related to this litigation will be significant. We can provide no assurance as to the outcome of this litigation. If we lose this litigation, we may prohibited from selling products using gene activation technology, including Replagal, in some jurisdictions in Europe.

We are a party to several shareholder lawsuits and a derivative action regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal and seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs. On April 9, 2003, the Court consolidated the various actions under one matter.

On April 14, 2003, a shareholder derivative suit was filed against individual members of the Company’s Board of Directors, the Company's former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs.

The Company expects that expenses related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be adversely affected.

The SEC is investigating us regarding our public disclosures and filings, as well as transactions in our securities, which could have material adverse affect on our financial condition.

On May 14, 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT's disclosures and public filings with regard to Replagal and the status of the FDA's approval process for Replagal, as well as transactions in the Company's securities. The Company will fully cooperate with the SEC in the investigation.

We can provide no assurance as to the outcome of this matter. At a minimum, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

Replagal is our only commercial product. We expect that Replagal will account for all of our product sales into at least 2005. The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. The commercial success of Replagal will depend in part upon Replagal receiving marketing approval in the United States, Japan and other countries. As noted above, because Fabrazyme received orphan drug exclusivity in the United States, approval for Replagal in the United States will be difficult to obtain.

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

We believe that our primary competition with respect to Replagal is Genzyme. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years. Fabrazyme has received marketing authorization in the United States and orphan drug exclusivity.

We believe Genzyme’s product Cerezyme is our primary competition with respect to our enzyme replacement therapy for the treatment of Gaucher disease.

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

• our collaborators may terminate their collaborations with us, as Aventis has done with respect to GA-GCSF, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

• our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us.

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

We have experienced significant operating losses since our inception in 1988. As of March 31, 2003, our accumulated deficit was $391.4 million. We had net losses of $129.8 million, $70.2 million and $51.0 million in 2002, 2001 and 2000, respectively.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $34.7 million in product sales in 2002 and $12.2 million in product sales in the first quarter of 2003. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

ITEM 3                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2003, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. Foreign currency fluctuations were immaterial for sales and gross margins  for the period ended March 31, 2003.

ITEM 4                   CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and the Company’s controller (as principal financial officer) have concluded that, except as described below, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

In 2002, sales of the Company’s Replagal product became material to the Company’s consolidated financial statements.  Sales totaled approximately $35 million for 2002 and approximately $12.2 million for the first quarter of 2003.  The sales are transacted through and recorded by the Company’s 80% owned subsidiary, TKT Europe.  During 2002, with respect to TKT Europe, the Company did not have a timely flow of critical accounting and related financial information and experienced difficulties and delays in verifying that product sales were being properly recognized as revenue in accordance with United States generally accepted accounting principles.  The Company’s independent auditors, in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002, informed management and the Company’s audit committee that, in their judgment, a material weakness in the Company’s internal control system existed as a result of these issues.  Members of the Company’s United States accounting and finance group have been discussing implementing procedures to address these issues with the accounting personnel of TKT Europe.

Notwithstanding these issues, in light of the processes involved in the preparation by the Company of its consolidated financial statements for the year ended December 31, 2002, management of the Company believes that those financial statements fairly presented the Company’s consolidated financial position as of, and the consolidated results of its operations for, the year ended on that date.  Moreover, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts reported for interim periods in the year ended December 31, 2002.  The Company’s independent auditors rendered an unqualified opinion with respect to the Company’s consolidated financial statements for the year ended December 31, 2002.

In connection with the preparation by the Company of its consolidated financial statements for the three months ended March 31, 2003, the Company did not experience any difficulties or delays in obtaining critical accounting and related financial information or conducting its internal review processes with respect to TKT Europe.  Management of the Company believes that the consolidated financial statements for the three months ended March 31, 2003 fairly present the Company’s consolidated financial position as of, and the consolidated results of its operations for, the three months ended March 31, 2003.

(b)  Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Other Information

ITEM 1.                  LEGAL PROCEEDINGS

The description of legal proceedings set forth under note 8 of the notes to the Company's consolidated financial statements contained in this Quarterly Report of Form 10-Q is incorporated herein by reference.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b)           Reports on Form 8-K

Current Report on Form 8-K, filed February 14, 2003, regarding the appointment of Michael J. Astrue as President and Chief Executive Officer of the Company and election of Mr. Astrue to the Company’s Board of Directors.

Current Report on Form 8-K, filed March 3, 2003, regarding a scheduled speech by Mr. Astrue at the Lehman Brothers 2003 Global Health Care Conference.

Current Report on Form 8-K, furnished on March 31, 2003 under Item 9, containing a copy of its earnings release for the quarter and year ended December 31, 2002 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: May 15, 2003	By:	/s/ Michael J. Astrue
Michael J. Astrue
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Paul M. Schneider
Paul M. Schneider
Controller (Principal
Financial and Accounting Officer)

CERTIFICATIONS

I, Michael J. Astrue, certify that:

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

/s/ Michael J. Astrue
Dated: May 15, 2003	Michael J. Astrue
President and Chief Executive Officer

I, Paul M. Schneider, certify that:

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

/s/ Paul M. Schneider
Dated: May 15, 2003	Paul M. Schneider
Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2	Amended and Restated By-Laws of the Registrant, as amended to date.

10.34	Indemnification Agreement, dated March 13, 2003, by and between Mr. Daniel E. Geffken and the Registrant.

10.35	Retention Agreement, dated March 13, 2003, by and between Mr. Daniel E. Geffken and the Registrant.

10.36	2002 Stock Incentive Plan and Amendment No. 1 thereto.

10.37	Indemnification Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.

10.38	Employment Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.

10.39#	License Agreement, dated February 28, 2003, by and between Women’s and Children’s Hospital and the Registrant.

99.1	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Registrant’s Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#   Confidential treatment requested as to certain portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.