Form 10-Q
period 2003-06-30
TRANSKARYOTIC THERAPIES INC
filed 2003-08-12
CIK 885259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

At July 31, 2003, there were 35,102,849 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I           FINANCIAL INFORMATION

Part I - Item 1 - Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par values)	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$169,832	$154,604
Marketable securities	28,033	102,104
Accounts receivable	18,713	15,684
Inventories	19,671	21,650
Prepaid expenses and other current assets	6,861	4,450
Total current assets	243,110	298,492
Property and equipment, net	59,110	59,372
Other assets	1,863	1,942
Total assets	$304,083	$359,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,850	$11,804
Accrued expenses	12,158	12,767
Accrued restructuring expenses	6,317	—
Accrued intellectual property license expense	—	11,368
Total current liabilities	25,325	35,939

Minority interest	336	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 0 shares authorized at June 30, 2003 and 10 shares authorized at December 31, 2003; no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,934 and 34,845 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	349	348
Additional paid-in capital	686,189	685,566
Accumulated deficit	(412,399)	(365,434)
Accumulated other comprehensive income	6,565	3,387
	280,704	323,867
Less treasury stock, at cost; 367 shares at June 30, 2003	(2,282)	—
Total stockholders’ equity	278,422	323,867
Total liabilities and stockholders’ equity	$304,083	$359,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues:
Product sales	$14,400	$8,782	$26,583	$14,840
License and research revenues	14	83	14	635
	14,414	8,865	26,597	15,475
Operating expenses:
Cost of goods sold	4,775	1,650	8,276	2,198
Research and development	16,853	18,868	37,835	39,277
Intellectual property license expense	—	26,000	1,350	26,000
Selling, general and administrative	9,412	7,476	18,578	13,899
Restructuring charges	4,957	—	8,559	—
	35,997	53,994	74,598	81,374
Loss from operations	(21,583)	(45,129)	(48,001)	(65,899)
Other income:
Interest income	596	2,248	1,372	4,551
Minority interest	(33)	—	(336)	—
	563	2,248	1,036	4,551
Net loss	$(21,020)	$(42,881)	$(46,965)	$(61,348)
Basic and diluted net loss per share	$(0.61)	$(1.24)	$(1.36)	$(1.78)
Shares used to compute basic and diluted net loss per share	34,535	34,462	34,543	34,397

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2003	2002

Operating activities:
Net loss	$(46,965)	$(61,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common stock, intellectual property license expense	—	15,000
Depreciation and amortization	5,830	3,456
Loss on fixed asset disposals	621	—
Compensation expense related to equity issuances	624	109
Change in accrued intellectual property license expense	(11,368)	—
Change in accrued restructuring charges	6,317	—
Changes in operating assets and liabilities	(7,673)	(11,106)
Net cash used for operating activities	(52,614)	(53,889)

Investing activities:
Proceeds from sales and maturities of marketable securities	81,807	116,773
Purchases of marketable securities	(7,956)	(222,598)
Purchases of property and equipment	(6,226)	(21,109)
Proceeds from fixed asset disposal	36	—
Changes in other assets	416	384
Net cash provided by (used for) investing activities	68,077	(126,550)

Financing Activities:
Issuance of common stock, net	1	1,507
Repurchase of treasury stock	(2,282)	—

Net cash provided by (used for) financing activities	(2,281)	1,507

Effect of exchange rate changes on cash and cash equivalents	2,046	145

Net increase (decrease) in cash and cash equivalents	15,228	(178,787)

Cash and cash equivalents at January 1	154,604	323,877

Cash and cash equivalents at June 30	$169,832	$145,090

Supplemental disclosure of non-cash financing activity: Issuance of common stock as consideration for intellectual property license	$—	$15,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2003 and 2002

1.               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Basic net loss per share was equivalent to diluted net loss per share for the three and six months ended June 30, 2003 and 2002 because common equivalent shares from convertible preferred stock and stock options have been excluded, as their effect is antidilutive.

3.               COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and foreign currency translation adjustments.  The Company had a total comprehensive loss of $18,451,000 and $40,895,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, the Company had a total comprehensive loss of $43,787,000 and $60,598,000, respectively.

4.               INVENTORIES

Inventories consist of the following:

(in thousands)	June 30, 2003	December 31, 2002

Raw materials	$188	$947
Work in process	16,077	14,689
Finished goods	3,406	6,014
	$19,671	$21,650

Inventories are stated at the lower of cost or market, with cost determined under a first-in, first-out method.  Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

5.               INTELLECTUAL PROPERTY LICENSE FEE EXPENSE

In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys, Inc. (“Cell Genesys”) related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11,000,000 in cash and issued to Cell Genesys shares of the Company’s common stock worth $15,000,000 as of the date of the license agreement.

Under the agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, as amended, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula, at December 31, 2002 with the closing price of the Company’s common stock at $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 in the fourth quarter of 2002.

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

Under the agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones are achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

6.               RESTRUCTURING CHARGE

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs.

As part of this restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has reduced its headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of June 30, 2003, TKT had 319 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded a charge of $8,559,000 during the first six months of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,339,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $6,646,000, representing the remaining lease obligations for three of four facilities that the Company no longer occupies, and a write-down of $574,000 for leasehold improvements for facilities which were vacated.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003.  The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of 2003 and beyond.

The following table outlines the components of the Company’s restructuring charge and accrual as of June 30, 2003:

(in thousands)	Charges	Payments	Other	Ending balance

Employee severance and outplacement	$1,339	$(1,031)	$—	$308
Lease obligations	6,646	(600)	(37)	6,009
Write-off of fixed assets	574	—	(574)	—
Total	$8,559	$(1,631)	$(611)	$6,317

7.               STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof.  In connection with certain executive severance agreements, the Company modified terms of some outstanding options which resulted in a charge of $624,000.  The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure.

The table below presents the combined net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
(In thousands, except per share prices)
Net loss	$(21,020)	$(42,881)	$(46,965)	$(61,348)
Add: Stock based compensation included in net loss as reported	624	44	624	109
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(6,490)	(6,763)	(13,556)	(12,133)
Proforma net loss	$(26,886)	$(49,600)	$(59,897)	$(73,372)

Basic and diluted net loss per share - as reported	$(0.61)	$(1.24)	$(1.36)	$(1.78)
Basic and diluted net loss per share - proforma	$(0.78)	$(1.44)	$(1.73)	$(2.13)

Fair values of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Expected life (years)	1.5-7.5	1.5-7.5	1.5-7.5	1.5-7.5
Interest rate	1.1%-4.2%	1.5%-4.0%	1.1%-4.2%	1.5%-4.0%
Expected volatility	0.83	1.00	0.83-0.95	1.00

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of issued stock options on net loss and net loss per share for the three months ended June 30, 2003 and 2002, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

8.             LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings.  The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Replagal Patent Litigation

In July 2000, Genzyme Corporation (“Genzyme”), a competitor, and Mount Sinai School of Medicine of New York University (“Mount Sinai”) filed a patent infringement action against the Company in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting TKT’s motion for summary judgment of non-infringement and denying Genzyme’s motion for summary judgment of infringement. Genzyme sought monetary damages and injunctive relief.

In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case may be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. As of June 30, 2003, the Company had incurred $4,662,000 in litigation expenses associated with the Replagal litigation.

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

As part of the U.S. Court of Appeal for the Federal Circuit’s ruling, it instructed the U.S. District

Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art.  The U.S. District Court of Massachusetts heard oral argument on some of these issues in July 2003.  The Company expects that the U.S. District Court of Massachusetts will rule on some of the outstanding issues and set a schedule for the taking of additional evidence, if required, commencing in October 2003.

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

 Serono Patent Litigation

In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono International S.A. (“Serono”), commenced an action against TKT in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono’s European patents relating to Serono’s approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office and a hearing has been set for October 2003.  The litigation at The Hague has been stayed pending the outcome of the October proceedings before the European Patent Office.  The Company expects that the expenses related to this litigation will be significant.

 Shareholder Lawsuits

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, Richard F Selden, and in some cases, its Chairman of the Board of Directors, Rodman W. Moorhead, III. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal and seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. On April 9, 2003, the Court consolidated the various actions under one matter entitled In re Transkaryotic Therapies, Inc. Securities Litigation, C.A. No. 03-10165 RW2.

On July 7, 2003, a Consolidated and Amended Class Action Complaint (the “Amended

Complaint”) was filed with the U.S. District Court of Massachusetts amending the complaint to include as defendants in the action the Company’s former Chief Financial Officer, each of the individual members of the Company’s Board of Directors (other than Mr. Astrue), SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company.  The Amended Complaint asserts claims against each of the defendants under Section 11 of the Securities Act and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act; against the Company and Dr. Selden under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act.  The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal™ product to treat Fabry disease.  A class has not been certified, and the Company has not yet responded to the Amended Complaint.

On April 14, 2003, a shareholder derivative suit was filed against the individual members of the Company’s Board of Directors, the Company’s former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts entitled South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacobs, Nancy R. Jacob Ttee v. Richard F Selden, Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorhead, III, James E. Thomas, William R. Miller and Transkaryotic Therapies, Inc., Civil Action No. 03-1669.  On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and on June 4, 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.

On August 7, 2003, the plaintiff filed its Verified Amended Derivative Complaint.  The amended complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its shareholders by causing the Company to issue materially false and misleading statements to the public and signing the Company's Annual Reports on Forms 10-K for the years 2000 and 2001 as well as a registration statement.  The amended complaint also alleges that the Company's former chief executive officer sold shares of Company common stock while in possession of material non-public information.  The complaint and the amended complaint each seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs.

The Company expects that expenses related to these litigations will be significant.

SEC Investigation

On May 14, 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission.  The order of investigation relates to TKT’s disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in the Company’s securities.  The Company is cooperating with the SEC in the investigation.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TKT is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 26 countries, principally in Europe. TKT has not received approval to market and sell Replagal in the United States. TKT recorded $34,682,000 in Replagal product sales in 2002 and $26,583,000 in Replagal product sales in the first half of 2003.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At June 30, 2003, the Company’s accumulated deficit was $412,399,000.

The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•                  the timing, and amount of Replagal product sales, as well as the collection of receivables;

•                  continued progress in its research and development programs, particularly iduronate-2-sulfatase (“I2S”);

•                  the scope and results of its clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals;

•                  the cost of manufacturing activities;

•                  the quality and timeliness of the performance of third party suppliers;

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

•                  the outcome of the SEC investigation; and

•                  TKT’s ability to establish and maintain collaborative arrangements.

 Corporate Reorganization

In February 2003, TKT’s Board of Directors appointed Michael J. Astrue as President and Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Astrue replaced Richard F Selden, M.D., Ph.D., who resigned from TKT and TKT’s Board of Directors. The Board also named David D. Pendergast to the newly-created position of Executive Vice

President, Operations.  Dr. Pendergast was previously Senior Vice President, Technical Operations at TKT.

Upon the appointment of Mr. Astrue, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT is focusing its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs.

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has reduced headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of June 30, 2003, TKT had 319 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded a charge of $8,559,000 during the first six months of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,339,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $6,646,000, representing the remaining lease obligation for three of four facilities that the Company no longer occupies, and a write-down of $574,000 for leasehold improvements for facilities which were vacated.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003.  The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of 2003 and beyond.

Regulatory Status of Replagal in the United States

On April 24, 2003, Genzyme received marketing authorization in the United States for Fabrazyme (agalsidase beta), its enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the United States Food and Drug Administration (the “FDA”) may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the United States Food, Drug and Cosmetic Act (the “FDA Statute”) and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the U.S. market for seven years, until April 2010, unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

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

The Company is in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity and secure marketing authorization for Replagal in the United States, and is preparing to talk with the FDA in more detail about the Company’s options.  For instance, the Company may need to conduct additional clinical trials and analyses in an attempt to break Fabrazyme’s orphan drug exclusivity.

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

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company regards its policies with respect to revenue recognition, inventories and asset impairment as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the second quarter of 2003.  These policies are described under the caption “Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K.

Results of Operations

Revenues

Product sales for the quarter ended June 30, 2003 totaled $14,400,000, an increase of $5,618,000, or 64%, from $8,782,000 for the corresponding period in 2002.  For the six months ended June 30, 2003, product sales totaled $26,583,000, an increase of $11,743,000, or 79%, from $14,840,000 for the corresponding period in 2002.  Substantially all Replagal product sales were in Europe.  The increases in sales in the 2003 periods over the comparative periods in 2002 are due to additional patients beginning Replagal therapy, pricing and reimbursement arrangements being established and formalized in additional countries in Europe, and the receipt of marketing authorizations in additional countries.  In addition, foreign currency fluctuations positively contributed $2,745,000 and $4,918,000 to the increases over the three month and six month comparative periods of 2002, respectively.

License and research revenues for the second quarter and for the first six months of 2003 totaled $14,000.  License and research revenues totaled $83,000 and $635,000 for the three and six months ended June 30, 2002, respectively.  License and research revenues for the three and six months ended June 30, 2003 were earned under a collaborative agreement with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”).  For the corresponding periods in 2002, license and research revenues were earned from collaborative agreements with Sumitomo and Wyeth, which succeeded Genetics Institute, Inc. (“Wyeth”).  The decrease in license and research revenues from the 2002 periods was due to the timing of completion of obligations related to each collaborative agreement.

In August 2003, the Company reacquired its Factor VIII gene therapy rights in Europe from Wyeth. The Company also received $500,000 as a result of the termination of its collaboration with Wyeth, which will be recognized as license and research revenue in the third quarter of 2003.

Cost of Goods Sold

For the three months ended June 30, 2003, cost of goods sold totaled $4,775,000, or 33% of product sales, an increase of $3,125,000 from $1,650,000, or 19% of product sales, in the corresponding period in 2002.  For the six months ended June 30, 2003 cost of goods sold totaled $8,276,000, or 31% of product sales, an increase of $6,078,000 from $2,198,000, or 15% of product sales, in the corresponding period in 2002.  Cost of goods sold consists of expenses in connection with the manufacture of Replagal.

Prior to receiving marketing approval of Replagal in Europe in August 2001, the Company expensed all of the cost of manufacturing Replagal as research and development costs.  Following marketing approval, the Company began recording the costs of manufacturing Replagal as inventory rather than as a research and development expense.  The Company sold Replagal that had been manufactured prior to marketing approval in 2001 and in the first half of 2002.  As of June 30, 2002, this inventory had been fully utilized.  As a result, unlike the three and six months ended June 30, 2002, the Company’s cost of goods sold for the three and six months ended June 30, 2003 reflects the Company’s current full production costs.  In addition, the Company incurred charges of $1,757,000 and $2,590,000, or 12% and 10% of 2003 product sales, respectively, related to excess capacity at the terminated contract manufacturer of the bulk drug substance of Replagal for the three and six months ended June 30, 2003, respectively.

The Company has historically relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale, including contract fill and finish services. These third parties have both manufactured Replagal bulk drug substance for the Company and performed fill and finish services.  In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, effective in July 2003.  The Company has manufactured bulk drug substance for Replagal at its Cambridge, Massachusetts facility.  In July 2003, the Company’s manufacturing facility in Cambridge, Massachusetts was approved by the European Commission to manufacture the bulk drug substance for Replagal.  At the present time, the Company anticipates that existing inventory and additional inventory manufactured both under the third party contract manufacturing arrangement and at the Company’s manufacturing facility will be sufficient to fill customer orders for Replagal into 2004.  The Company will continue to rely on third party manufacturers for fill and finish services.

The Company expects that cost of goods sold will reflect more closely full production costs for the remainder of 2003 with respect to inventory produced at the contract manufacturer.  However, the costs to manufacture Replagal at the Company's Cambridge, Massachusetts facility prior to approval were expensed as research and development costs.  The Company expects to sell Replagal that was produced at the Cambridge facility prior to approval during the second half of 2003 and into 2004. As a result, cost of goods sold will not reflect full production costs of manufacturing Replagal at the Company’s manufacturing facility until some time in 2004.

Research and Development Expenses

Research and development expenses decreased by $2,015,000, or 11%, to $16,853,000 in the second quarter of 2003, from $18,868,000 during the same period in 2002.  The decrease was primarily due to decreases in research and development staffing and in outside testing and supplies costs in conformance with the Company’s restructuring plan.  In the first six months of 2003, research and development expenses decreased by $1,442,000 or 4%, to $37,835,000 from $39,277,000 for the same period in 2002.  This decrease reflected the incurrence by the Company in the first six months of 2002 of expenditures of $5,500,000 million related to set-up and technology transfer fees paid to the contract manufacturer of the bulk substance Replagal.  This decrease in research and development expenses was partially offset by increases in the first six months of 2003 in research and development staffing costs and research and development occupancy costs.

The Company does not intend to engage in any further product development activities related to its Gene-Activated protein products which are versions of proteins that would compete with proteins currently being marketed by third parties, except with respect to its potential product for the treatment of Gaucher disease.  The Company does not intend to engage in further product development activities related to its gene therapy programs unless those activities are funded under a collaboration agreement with a third party. As a result of these decisions, and the Company’s restructuring efforts, the Company expects its research and development expenses to continue to decrease during the remainder of 2003.

The Company’s two largest research and development programs, Replagal, enzyme replacement therapy for the treatment of Fabry disease, and I2S, enzyme replacement therapy for the treatment of Hunter syndrome, represent the majority of the Company’s research and development spending. The expenses associated with these programs totaled approximately 77% and 73% of total research and development expenses for the three and six months ended June 30, 2003, respectively, as compared to 72% and 76% of total research and development expenses for the corresponding periods in 2002. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and Gene-Activated protein products, accounted for the balance of the Company’s research and development expenses for the three and six months ended June 30, 2003.

For the three months ended June 30, 2003, research and development expenses for the Replagal program totaled $5,944,000, a decrease of $3,330,000, or 36%, from $9,274,000 in the corresponding period of 2002.  For the six months ended June 30, 2003, research and development expenses for the Replagal program totaled $12,667,000, a decrease of $8,457,000, or 40%, from $21,124,000 in the corresponding period of 2002.  The decreases in the 2003 periods primarily are the result of the conclusion of certain Replagal clinical trials prior to the beginning of the 2003 periods as well as decreased expenses incurred in connection with producing clinical materials and drug development.  Moreover, in the first quarter of 2002, the Company incurred a one-time set up fee and technology transfer fees totaling $5,500,000 paid to the contract manufacturer referred to above.  Costs for the Replagal program include basic research, the costs of clinical trials, manufacturing costs of clinical supplies and regulatory costs associated with preparation of worldwide product marketing applications.

The amount of future research and development expenses associated with the Replagal program is not reasonably certain because these costs are dependent principally upon the regulatory process and information required by regulatory agencies, additional clinical trial expenditures required by regulatory agencies, and the timing of obtaining marketing authorization in other countries, if granted, particularly with respect to the United States where Fabrazyme, Genzyme’s drug for the treatment of Fabry disease, has received orphan drug exclusivity and the Company is reviewing its strategic options.

For the three months ended June 30, 2003, research and development expenses for the I2S program totaled $7,075,000, an increase of $2,671,000, or 61%, from $4,404,000 in the corresponding period of 2002.  For the six months ended June 30, 2003, research and development expenses for the I2S program totaled $14,954,000, an increase of $6,371,000, or 74%, from $8,583,000 in the corresponding period of 2002.  The increase in the 2003 periods was due to increases in allocated employee costs associated with I2S research and development efforts as preparations continue for the Phase II/III trial planned to be initiated in the second half of 2003.  In addition, expenditures for the manufacture of I2S for use in the planned Phase II/III clinical study and costs for ongoing maintenance of clinical trials for patients who were enrolled in the completed Phase I study contributed to the increase in expenses period over period.

Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of the planned Phase II/III clinical trial and any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of I2S. The Company expects that these costs will be significant in 2004 to support applications for marketing approval of I2S in 2005.

Intellectual Property License Fee Expense

In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company initially paid Cell Genesys $11,000,000 in cash and issued to Cell Genesys shares of the Company’s common stock worth $15,000,000 as of the date of the license agreement.

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

Under the agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones are achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

Selling, General and Administrative Expenses

For the three months ended June 30, 2003, selling, general and administrative expenses were $9,412,000, an increase of $1,936,000, or 26%, from $7,476,000 for the corresponding period in 2002.  For the six months ended June 30, 2003, selling, general and administrative expenses were $18,578,000, an increase of $4,679,000, or 34%, from $13,899,000 for the corresponding period in 2002.  Contributing to these increases were costs incurred for ongoing Replagal sales and marketing initiatives in Europe and other countries, executive severance charges and occupancy costs related to the Company’s new corporate headquarters.

Specifically, selling, general and administrative expenses related to sales and marketing activities for Replagal for the three months ended June 30, 2003 increased by $509,000 to $4,496,000 from $3,987,000 for the three months ended June 30, 2002.  Selling, general and administrative expenses related to sales and marketing activities for Replagal for the six months ended June 30, 2003 increased by $1,633,000 to $8,599,000 from $6,966,000 for the six months ended June 30, 2002.  These increases were offset by a reduction in expenses related to the expansion of U.S. commercial operations.  The Company anticipates that selling, general and administrative expenses related to TKT’s new corporate headquarters will increase in 2003, because the Company will occupy the facility for a full year in 2003 and it only occupied the facility for two months in 2002.

Restructuring Charge

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT plans to focus its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs.

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has reduced its headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of June 30, 2003, TKT had 319 full-time U.S. employees. TKT is also consolidating its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded charges of $4,957,000 and $8,559,000 for the three and six months ended June 30, 2003, respectively, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Included in the charge is $1,339,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $6,646,000, representing the remaining lease obligation for three of four facilities that the Company no longer occupies, and a write-down of $574,000 for leasehold improvements for facilities which were vacated.  The Company expects that its employee-related and facility consolidation restructuring actions will be substantially completed in 2003.  The Company expects to continue to record restructuring charges primarily related to vacated facility expenses during the remainder of 2003 and beyond.

Interest Income

Interest income was $596,000 for the three months ended June 30, 2003, a decrease of $1,652,000, from $2,248,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, interest income was $1,372,000, a decrease of $3,179,000, from $4,551,000 for the six months ended June 30, 2002.  Interest income decreased in the three and six months ended June 30, 2003 as a result of significantly lower cash and marketable securities balances and as well as lower rates of return in 2003.  Specifically, during the second quarter of 2003, average cash and marketable securities balances were $205,083,000 compared to $351,517,000 for the same period of 2002.  For the six months ended June 30, 2003 and 2002, the average cash and marketable securities balances were $219,122,000 and $368,183,000, respectively.

Minority Interest

The Company recorded a minority interest charge in the net income of TKT Europe — 5S AB, the Company’s majority owned, consolidated subsidiary (“TKT Europe”) of $33,000 during the three months ended June 30, 2003 and $336,000 during the six months ended June 30, 2003.

Net Loss

The Company had a net loss of $21,020,000 and $42,881,000 for the second quarter ended June 30, 2003 and 2002, respectively. Basic and diluted net loss per share was $0.61 and $1.24 for the three months ended June 30, 2003 and 2002, respectively. Included in the loss for the three months ended June 30, 2002 is an intellectual property license fee expense of $26,000,000, which contributed $0.75 to basic and diluted net loss per share.

The Company had a net loss of $46,965,000 and $61,348,000 for the six months ended June 30, 2003 and 2002, respectively. Basic and diluted net loss per share was $1.36 for the six months ended June 30, 2003, as compared to a basic and diluted net loss per share of $1.78 for the corresponding period in 2002.  Included in the loss for the six months ended June 30, 2002 is an intellectual property license fee expense of $26,000,000, which contributed $0.76 to basic and diluted net loss per share.

Liquidity and Sources of Capital

Since its inception, TKT has financed its operations through:

•                  the sale of common and preferred stock;

•                  borrowings under debt agreements;

•                  revenues from collaborative agreements;

•                  interest income; and

•                  more recently, with proceeds from product sales.

In the near term, TKT expects to finance its operations principally from existing cash, cash equivalents, marketable securities, and continued sales of Replagal.

Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $197,865,000 at June 30, 2003, including restricted marketable securities collateralizing letters of credit totaling $7,992,000. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company’s cash requirements for operating activities, financing activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to significantly exceed its internally generated funds until it is able to generate substantial product sales.

The Company used net cash of $52,614,000 in operating activities in the first six months of 2003. This consisted of a net loss of $46,965,000, combined with uses of $11,368,000 related primarily to the payment made to Cell Genesys in January 2003 and $7,673,000 primarily related to changes in other assets and liabilities.  These uses were offset partially by depreciation and amortiziation, loss on fixed asset disposals and compensation expense related to equity issuances totaling $7,075,000 of cash inflow.  In addition, the increase in accrued restructuring costs contributed $6,317,000 to net cash used for operating activities for the six months ended June 30, 2003.

The Company used net cash of $6,226,000 during the first half of 2003 for property and equipment purchases, primarily related to leasehold improvements and equipment for the Company’s manufacturing and research and development facilities. The Company expects to spend an additional approximately $20,000,000 to $25,000,000 for purchases of property and equipment during the second half of 2003, principally for expanding its internal manufacturing capabilities.

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

The Company may pursue opportunities to obtain additional external financing in the future through equity financings, debt financings, lease arrangements related to facilities and capital equipment, and collaborative research and development agreements. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company’s continued progress in its preclinical and clinical development programs, and the extent of its commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company's significant contractual obligations at June 30, 2003:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Non-cancelable operating leases	$11,292	$30,235	$22,821	$23,513	$87,861
Other long term obligations	610	—	—	—	610
Total contractual cash obligations	$11,902	$30,235	$22,821	$23,513	$88,471

The Company also is subject to the potential commitments discussed in the following two paragraphs that are not included in the above table:

In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. Under the stockholders’ agreement for TKT Europe, the Company is entitled to purchase the European stockholders’ 20% ownership interest in TKT Europe in August 2004, for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders’ ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits, as defined in the stockholders’ agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe. While these profits cannot be estimated at this time, the Company expects the buyout price could be between $50,000,000 and $70,000,000 based on the Company’s current estimates for sales and expenses.

In June 2002, the Company obtained an exclusive license to certain patent and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company paid $11,000,000 cash in June 2002 and an additional $15,000,000 in January 2003. If Cell Genesys achieves all the milestones related to patent matters under the license agreement, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

Net Operating Loss Carryforwards

At December 31, 2002, the Company had net operating loss carryforwards of approximately $266,075,000, which expire at various times through 2022. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

Litigation

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against the Company, its former Chief Executive Officer, and in some cases, its Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, TKT made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal. On April 9, 2003, the Court consolidated the various actions under one matter.  On July 7, 2003, the plaintiffs amended the consolidated complaint to include as defendants in the action the Company’s former Chief Financial Officer, each of the individual members of the Company’s Board of Directors (other than Mr. Astrue), SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company and to further allege that the new defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal product to treat Fabry disease.  A class has not been certified, and the Company has not yet responded to the Amended Complaint.  The Company expects that expenses related to this litigation will be significant.

On April 14, 2003, a shareholder derivative suit was filed against individual members of the Company’s Board of Directors, the Company’s former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts.  On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.

On August 7, 2003, the plaintiff filed its amended complaint alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders by causing the Company to issue materially false and misleading statements to the public and signing the Company's Annual Reports on Forms 10-K for the years 2000 and 2001 as well as a registration statement.  The amended complaint also alleges that the Company's former chief executive officer sold shares of Company common stock while in possession of material non-public information.  The Company expects that expenses related to this litigation will be significant. As of June 30, 2003, the Company had incurred approximately $86,000 in expenses related to this litigation.

On May 14, 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to TKT’s disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in the Company’s securities. The Company is cooperating with the SEC in the investigation.

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. As of July 31, 2003, the Company had incurred approximately $4,662,000 in litigation expenses associated with the Replagal litigation.

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

Clinical and Regulatory Risks

Unless we are able to break Fabrazyme’s orphan drug exclusivity, we will not be able to obtain marketing approval for Replagal in the United States until April 2010.

On April 24, 2003, Genzyme received marketing authorization in the United States for Fabrazyme, its enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the FDA Statute and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the U.S. market until April 2010 unless we can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

We are in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity, and are preparing to talk with the FDA in more detail about our options.  We may need to conduct additional clinical trials and analyses in an attempt to break Fabrazyme’s orphan drug exclusivity and secure marketing authorization for Replagal in the United States.  We expect to make some strategic decisions on these issues before the end of 2003, although we do not intend to make the details of our strategy public for competitive reasons.

We may not be able to obtain marketing approvals for our products, whether or not we receive orphan drug exclusivity for our products.

We are not able to market any of our products in Europe, the United States or in any other jurisdiction without marketing approval from the European Commission, the FDA, or any equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, and approximately five years after we filed our Investigational New Drug Application, or IND, with the FDA. We have also received approval to market Replagal in a number of other countries.

We have not received approval to market and sell Replagal in the United States. As noted above, because Fabrazyme has received orphan drug exclusivity, we cannot receive approval in the United States until April 2010 unless we are able to break Fabrazyme’s orphan drug exclusivity.

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

We are in the process of examining possible options to break Fabrazyme's orphan drug exclusivity and secure marketing authorization for Replagal in the United States, and we are preparing to talk with the FDA in more detail about our options.

Although the European Commission has granted marketing approval of Dynepo in the European Union, Dynepo has not been approved in the United States. In 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing, and requested that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA, and we cannot predict whether or when Aventis will do so.  In addition, Aventis has not launched Dynepo in Europe.

There can be no assurance as to whether or when any of these applications for marketing authorization relating to Replagal and Dynepo, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities.  If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product.  If approval is not granted on a timely basis or at all, our business would be materially harmed.

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

If one of our products is approved by the European Commission, the FDA or another regulatory agency, we and any third party manufacturers we use will be required to comply with a number of post-approval requirements. In each case, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the EMEA, the FDA and other regulatory authorities.  For example, in the United States we will be required to report certain adverse events to the FDA and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in financial penalties, suspension or withdrawal or an approved product from the market, operating restrictions, and the imposition of criminal penalties.

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

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our products for rare genetic diseases are small. For instance, we believe there are up to 5,000 patients worldwide afflicted with Fabry disease, and up to 2,000 patients worldwide afflicted with Hunter syndrome in jurisdictions where reimbursement may be possible. We are currently conducting clinical trials of I2S for the treatment of Hunter syndrome and additional trials of Replagal. Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

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

In July 2000, Genzyme and Mount Sinai filed a patent infringement action against us in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation. In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal. If Genzyme is successful in its appeal, the case may be remanded to the U.S. District Court of Delaware for further proceedings on non-infringement and invalidity issues. If we were to ultimately lose this case after trial and appeal, we would be precluded from making, using and selling Replagal. We can provide no assurance as to the outcome of this litigation. As of June 30, 2003, we have incurred approximately $4.7 million in litigation expenses associated with the Replagal litigation.

We are a party to litigation with Amgen and Kirin-Amgen involving Dynepo which could preclude us from manufacturing or selling Dynepo.

In April 1997, Amgen commenced a patent infringement action against us and Aventis in the District Court of Massachusetts. In January 2001, the District Court of Massachusetts concluded that Dynepo infringed 8 of the 18 claims of patents asserted by Amgen. Subsequent to the decision, we and Aventis, as well as Amgen, filed an appeal of the decision with the Court of Appeals for the Federal Circuit. On January 6, 2003, the Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the District Court of Massachusetts and remanded the action to the District Court of Massachusetts for further proceedings.  The U.S. District Court of Massachusetts heard oral argument on some of these issues in July 2003.  We expect that the U.S. District Court of Massachusetts will rule on some of the outstanding issues and set a schedule for the taking of additional evidence, if required, commencing in October 2003.

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

In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono, commenced an action against us in the District Court at The Hague in the Netherlands claiming that Replagal infringes one of Serono’s European patents. The Serono patent relates to Serono’s approach to gene activation. In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono has appealed the revocation to the Technical Board of Appeal at the European Patent Office and a hearing has been set for October 2003.  The litigation at The Hague has been stayed pending the outcome of the October proceedings before the European Patent Office.  The Company expects that the expenses related to this litigation will be significant.  We can provide no assurance as to the outcome of this litigation. If we lose this litigation, we may prohibited from selling products using gene activation technology, including Replagal, in some jurisdictions in Europe.

We are a party to several shareholder lawsuits and a derivative action regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

In the first quarter of 2003, at least nine purported class action suits were brought in the U.S. District Court of Massachusetts against us, our former Chief Executive Officer, and in some cases, our Chairman of the Board of Directors. The complaints generally allege that, during the period from January 2001 through January 2003, we made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal and seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. On April 9, 2003, the Court consolidated the various actions under one matter.  On July 7, 2003, the plaintiffs amended the consolidated complaint to include as defendants in the action our former Chief Financial Officer, each of the individual members of our Board of Directors (other than Mr. Astrue), SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company and to further allege that the new defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of Replagal.  A class has not been certified, and we have not yet responded to the Amended Complaint.

On April 14, 2003, a shareholder derivative suit was filed against individual members of our Board of Directors, our former Chief Executive Officer, and us in Middlesex Superior Court in the Commonwealth of Massachusetts.  On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and on June 4, 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to us and our stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing us to conduct its business improperly.  On August 7, 2003, the plaintiff filed an amended complaint alleging that the individual defendants breached fiduciary duties owed to us and our shareholders by causing us to issue materially false and misleading statements to the public and signing our Annual Reports on Forms 10-K for the years 2000 and 2001 as well as a registration statement.  The amended complaint also alleges that the our former chief executive officer sold shares of our common stock while in possessions of material non-public information.  The complaint and the amended complaint each seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney's fees and costs.

We expect that the costs related to these suits will be significant.  We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be adversely affected, possibly materially.

The SEC in investigating us regarding our public disclosures and filings, as well as transactions in our securities, which could have a material adverse effect on our financial condition.

On May 14, 2003, we received a copy of a formal order of investigation by the Securities and Exchange Commission.  The order of investigation relates to our disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in our securities.  We are cooperating with the SEC in the investigation.

If this investigation results in a determination that we have failed to properly disclose information relating to Replagal and the status of the FDA’s approval process for Replagal or that there were improper transactions in the Company’s securities, we could be subject to substantial fines or penalties and other sanctions. An adverse determination could have a material effect on our business, results of operations and financial condition.  However, at this time, we cannot accurately predict the outcome of this proceeding.  In addition, even if we are successful, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

Therapeutics for the Treatment of Rare Genetic Diseases

We believe that the primary competition with respect to our products for the treatment of rare genetic diseases is from biotechnology and smaller pharmaceutical companies. Competitors include BioMarin Pharmaceutical Inc., Celltech Group plc, Genzyme, and Osiris Therapeutics, Inc. The markets for some of the potential therapeutics for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

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

The market may not be receptive to our products upon introduction.

The commercial success of any of our products for which we obtain marketing approval from the European Commission, the FDA, and other regulatory authorities will depend upon their acceptance by patients, the medical community and third party payors as clinically effective, safe and cost-effective. It may be difficult for us to achieve market acceptance of our products.

Other factors that we believe will materially affect market acceptance of our products include:

•  the timing of the receipt of marketing approvals;

•  the countries in which such approvals are obtained; and

•  the safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products.

We have limited experience and resources in manufacturing and are incurring significant costs to develop this experience and to build our manufacturing infrastructure.  In addition, we are continuing to rely on third parties to manufacture our products on our behalf.

We have limited manufacturing experience and in order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently use, and expect to continue to use in the future, both internal manufacturing and contract manufacturing by third parties to meet our production requirements for preclinical testing, clinical trials, and commercial supply.

                We have invested substantial funds to build our manufacturing facility in Cambridge, Massachusetts at which we manufacture Replagal bulk drug substance and plan to manufacture I2S.  We have also devoted substantial resources to recruiting qualified personnel and developing the expertise needed to operate this manufacturing facility.  However, we expect that we will need to invest substantial additional funds to continue to build out the facility and recruit additional personnel and develop additional expertise in order to operate the Cambridge facility in the manner needed to meet our supply requirements.  There can be no assurance that we will be able to successfully operate this facility, that we will be able to successfully build out this facility, that the facility will comply with applicable regulations or that the facility will enable us to manufacture our products at a commercially reasonable cost.

                In January 2003, we terminated our agreement with the third party manufacturer of the bulk drug substance of Replagal, effective in July 2003.  As a result, if we are unable to produce Replagal bulk substance at our Cambridge, Massachusetts facility, we would be unable to supply Replagal bulk drug substance and sales of Replagal, and our business and our business and financial condition, would be materially harmed.  We plan to manufacture I2S for clinical trials in our Cambridge, Massachusetts facility.  If we are unable to successfully manufacture I2S in this facility, we may not be able to complete our planned clinical trials of I2S.

                We are parties to several arrangements with third party contract manufacturers with respect to various aspects of the manufacture of Replagal and I2S.  As a result, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.  In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing agreement with us and if the manufacturer's failure materially delays the ultimate production of Replagal or I2S, our sales of Replagal or the timing of our I2S clinical trials could be adversely affected, and our business and financial condition could be materially harmed.

                In addition, under most of these third party contract manufacturing arrangements, the liability of the third party contract manufacturer is limited by contract.  In the event that any one of our manufacturers fails to comply with its obligations under the manufacturing agreement and such failure results in liability to us or non-salable product, we may be limited in our ability to recover from the contract manufacturer.

Under our collaborative agreement with Aventis, Aventis is responsible for the manufacture of Dynepo for clinical trials and commercial sales and is also responsible for conducting future clinical trials and commercial sales. We are not a party to any other arrangements relating to the manufacture of Dynepo and as a result, we are dependent on Aventis and its third party manufacturer for the manufacture of Dynepo.

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

Any manufacturing of our products must comply with GMP as required by the countries in which we intend to sell our products. Before approving an application for marketing authorization for a product, the FDA, the European Commission, or other equivalent foreign regulatory agency will inspect the facilities at which the product is manufactured. If we or our third party manufacturers do not comply with applicable GMP, such regulatory agency may refuse to approve our application for marketing authorization. Once the regulatory agency approves a product, we or our third party manufacturers must continue to comply with GMP. If we or our third party manufacturers fail to maintain compliance with GMP, adverse consequences can result, including suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil and criminal penalties.

If we fail to manage our inventory correctly, we could experience supply shortages or a significant build-up of high-cost product.

The manufacture of proteins, including our products and potential products, is expensive.  We build inventory in order to ensure the adequate supply of our products and potential products, including Replagal and I2S.  Accordingly, we have significant capital invested in inventory because of the high cost of manufacturing protein products, including Replagal and I2S.  However, we have limited experience in managing our supply for Replagal and our other potential products.  If we fail to keep an adequate inventory of our products, it is possible that patients could miss treatments, which could have an adverse effect on our ability to sell our products.  Conversely, if we are unable to sell our high-cost inventory in a timely manner, or if our high-cost inventory were to be destroyed or expire, we could experience cash flow difficulties as well as losses.

If we fail to obtain reimbursement, or an adequate level of reimbursement, by third party payors in a timely manner for our products, we may not have commercially viable markets for our products.

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, we have experienced in some countries such as Italy, Spain and Belgium, where reimbursement has been established, that even with established reimbursement, it can take an extended period of time to collect payment.  In the United States, the availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. If we are not able to obtain pricing and reimbursement for our products that receive marketing approval at satisfactory levels, our revenues and results of operations will be adversely affected, possibly materially.

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

We have experienced significant operating losses since our inception in 1988. As of June 30, 2003, our accumulated deficit was $412.4 million. We had net losses of $129.8 million,

$70.2 million and $51.0 million in 2002, 2001 and 2000, respectively.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $34.7 million in product sales in 2002 and $26.6 million in product sales in the first half of 2003. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

•  the timing, and amount of Replagal product sales, as well as the collection of receivables;

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

As of June 30, 2003, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations.  Foreign currency fluctuations within the quarter and six months period favorably contributed $430,000 and $610,000, respectively, to sales for the three and six months ended June 30, 2003.

ITEM 4           CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003.  Based on this evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, is made known to the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In 2002, sales of the Company’s Replagal product became material to the Company’s consolidated financial statements.  Sales totaled approximately $35 million for 2002 and approximately $26.6 million for the first half of 2003.  The sales are transacted through and recorded by the Company’s 80% owned subsidiary, TKT Europe.  During 2002, with respect to TKT Europe, the Company did not have a timely flow of critical accounting and related financial information and experienced difficulties and delays in verifying that product sales were being properly recognized as revenue in accordance with United States generally accepted accounting principles.  The Company’s independent auditors, in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002, informed management and the Company’s audit committee that, in their judgment, a material weakness in the Company’s internal control system existed as a result of these issues.  Members of the Company’s United States accounting and finance group have been discussing implementing procedures to address these issues with the accounting personnel of TKT Europe.

Notwithstanding these issues, in light of the processes involved in the preparation by the Company of its consolidated financial statements for the year ended December 31, 2002, management of the Company believes that those financial statements fairly presented the Company’s consolidated financial position as of, and the consolidated results of its operations for, the year ended on that date.  Moreover, as part of these processes, management concluded that no adjustments were needed to such financial statements or with respect to amounts reported for interim periods in the year ended December 31, 2002.  The Company’s independent auditors rendered an unqualified opinion with respect to the Company’s consolidated financial statements for the year ended December 31, 2002.

In connection with the preparation by the Company of its consolidated financial statements for the three months and six months ended June 30, 2003, the Company did not experience any difficulties or delays in obtaining critical accounting and related financial information or conducting its internal review processes with respect to TKT Europe.  Management of the Company believes that the consolidated financial statements for the three months and six months ended June 30, 2003 fairly present the Company’s consolidated financial position as of, and the consolidated results of its operations for, the three months and six months ended June 30, 2003.

No change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The description of the legal proceedings set forth under note 8 of the Company’s consolidated financial statements in this Quarterly Report on Form 10-Q are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to a vote of stockholders at the Company’s Annual Meeting of Stockholders held on June 10, 2003:

Proposal 1.  The election of Michael J. Astrue, Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, James E. Thomas and Wayne P. Yetter to serve as directors until the 2004 Annual Meeting of Stockholders.

Nominee

Votes For

Votes Withheld

Michael J. Astrue	25,190,190	221,832
Walter Gilbert	21,697,790	3,714,232
Jonathan S. Leff	25,189,423	222,599
William R. Miller	24,409,710	1,002,312
Rodman W. Moorhead, III	24,489,433	922,589
James E. Thomas	25,112,129	299,893
Wayne P. Yetter	25,112,279	299,743

ITEM 6.                                                EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b)                                 Reports on Form 8-K

Current Report on Form 8-K, furnished on May 5, 2003, under Item 9, containing a copy of a press release announcing its financial results for the quarter ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: August 12, 2003	By:	/s/ Michael J. Astrue
Michael J. Astrue
President and Chief Executive Officer

Date: August 12, 2003	By:	s/ Gregory D. Perry
Gregory D. Perry
Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.40*	Severance Agreement dated April 28, 2003 between Douglas Treco and the Registrant.

31.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.