Form 10-Q
period 2003-09-30
TRANSKARYOTIC THERAPIES INC
filed 2003-11-14
CIK 885259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes    ☒       No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Yes    ☒       No    ☐

At October 31, 2003, there were 34,965,794 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I                                FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par values)	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$169,943	$154,604
Marketable securities	18,004	102,104
Accounts receivable	21,121	15,684
Inventories	17,247	21,650
Prepaid expenses and other current assets	4,210	4,450
Total current assets	230,525	298,492
Property and equipment, net	58,784	59,372
Other assets	1,818	1,942
Total assets	$291,127	$359,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,346	$11,804
Accrued expenses	11,311	12,767
Accrued restructuring expenses	7,958	—
Accrued intellectual property license expense	—	11,368
Total current liabilities	25,615	35,939

Minority interest	305	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 10 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,935 and 34,845 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	349	348
Additional paid-in capital	686,190	685,566
Accumulated deficit	(425,952)	(365,434)
Accumulated other comprehensive income	6,902	3,387
	267,489	323,867
Less treasury stock, at cost; 367 shares at September 30, 2003	(2,282)	—
Total stockholders’ equity	265,207	323,867
Total liabilities and stockholders’ equity	$291,127	$359,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues:
Product sales	$15,199	$7,873	$41,782	$22,713
License and research revenues	1,519	17	1,533	652
	16,718	7,890	43,315	23,365
Operating expenses:
Cost of goods sold	2,769	2,743	11,045	4,941
Research and development	17,895	20,450	55,730	59,727
Intellectual property license expense	—	—	1,350	26,000
Selling, general and administrative	7,285	7,304	25,863	21,203
Restructuring charges	2,765	—	11,324	—
	30,714	30,497	105,312	111,871
Loss from operations	(13,996)	(22,607)	(61,997)	(88,506)
Other income:
Interest income	412	1,705	1,784	6,256
Minority interest	31	—	(305)	—
	443	1,705	1,479	6,256
Net loss	$(13,553)	$(20,902)	$(60,518)	$(82,250)
Basic and diluted net loss per share	$(0.39)	$(0.60)	$(1.75)	$(2.38)
Shares used to compute basic and diluted net loss per share	34,567	34,819	34,551	34,539

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2003	2002

Operating activities:
Net loss	$(60,518)	$(82,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common stock, intellectual property license expense	—	15,000
Depreciation and amortization	8,658	5,332
Loss on fixed asset disposals	625	—
Compensation expense related to equity issuances	624	113
Change in accrued intellectual property license expense	(11,368)	—
Changes in accrued restructuring charges	7,958	—
Changes in operating assets and liabilities	(5,768)	(20,227)
Net cash used for operating activities	(59,789)	(82,032)

Investing activities:
Proceeds from sales and maturities of marketable securities	99,784	205,950
Purchases of marketable securities	(15,939)	(237,585)
Purchases of property and equipment	(8,735)	(31,877)
Proceeds from fixed asset disposal	40	—
Changes in other assets	430	291
Net cash provided by (used for) investing activities	75,580	(63,221)

Financing Activities:
Issuance of common stock, net	1	2,269
Repurchase of treasury stock	(2,282)	—
Net cash provided by/(used for) financing activities	(2,281)	2,269
Effect of exchange rate changes on cash and cash equivalents	1,829	286
Net increase (decrease) in cash and cash equivalents	15,339	(142,698)
Cash and cash equivalents at January 1	154,604	323,877
Cash and cash equivalents at September 30	$169,943	$181,179

Supplemental disclosure of non-cash financing activity:
Issuance of common stock as consideration for intellectual property license	$—	$15,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2003 and 2002

1.               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Gene-Activated®, and TKT® are registered trademarks and Replagal™ is a trademark of the Company.  Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”) and Fabrazyme™ is a trademark of Genzyme Corporation (“Genzyme”).  All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.

2.               NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” and related interpretations.  Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 because common equivalent shares from convertible preferred stock and stock options have been excluded, as their effect is antidilutive.

3.               COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and foreign currency translation adjustments.  The Company had a total comprehensive loss of $13,216,000 and $20,705,000 for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, the Company had a total comprehensive loss of $57,003,000 and $81,303,000, respectively.

4.               INVENTORIES

Inventories consist of the following:

(in thousands)	September 30, 2003	December 31, 2002

Raw materials	$188	$947
Work in process	11,186	14,689
Finished goods	5,873	6,014
	$17,247	$21,650

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

Under the license agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, as amended, if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula, at December 31, 2002, with the closing price of the Company’s common stock at $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 in the fourth quarter of 2002.

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

Under the license agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones are achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

6.               RESTRUCTURING CHARGES

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT is focusing its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for programs outside its core focus, including its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs.

As part of this restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has further reduced its headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of September 30, 2003, TKT had 320 full-time U.S. employees. TKT has also consolidated its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded charges of $2,765,500 and $11,324,000 during the three and nine months period ended September 30, 2003, respectively, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The charges in the third quarter primarily include the remaining lease obligations for one of the Company’s facilities that was vacated during the quarter.  Included in the charges are $1,354,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $9,396,000, representing the remaining lease obligation for four facilities that the Company no longer occupies, and a write-down of $574,000 of leasehold improvements that were abandoned in connection with vacating such facilities.  The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of September 30, 2003.  The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet.

The following table outlines the components of the Company’s restructuring charges and accrual as of September 30, 2003:

(in thousands)	Charges	Payments	Other	Ending balance

Employee severance and outplacement	$1,354	$(1,302)	$—	$52
Lease obligations	9,396	(1,350)	(140)	7,906
Write-off of fixed assets	574	—	(574)	—
Total	$11,324	$(2,652)	$(714)	$7,958

7.               STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and

Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof.  For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options.  The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

The table below presents the combined net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share prices)	2003	2002	2003	2002

Net loss	$(13,553)	$(20,902)	$(60,518)	$(82,250)
Add: Stock based compensation included in net loss as reported	$—	$4	$624	$113
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$(1,688)	$(1,667)	$(15,244)	$(13,800)
Proforma net loss	$(15,241)	$(22,565)	$(75,138)	$(95,937)
Basic and diluted net loss per share- as reported	$(0.39)	$(0.60)	$(1.75)	$(2.38)
Basic and diluted net loss per share- proforma	$(0.44)	$(0.65)	$(2.17)	$(2.78)

Fair values of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Expected life (years)	1.5-7.5	1.5-7.5	1.5-7.5	1.5-7.5
Interest rate	1.1%-4.1%	1.5%-4.0%	1.1%-4.1%	1.5%-4.0%
Expected volatility	0.74	1.00	0.74	1.00

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of issued stock options on net loss and net loss per share for the nine months ended September 30, 2003 and 2002, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

8.                                       LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings.  The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

Replagal Patent Litigation

In July 2000, Genzyme, a competitor, and Mount Sinai School of Medicine of New York University (“Mount Sinai”) filed a patent infringement action against the Company in the U.S. District Court of Delaware. The complaint alleges that activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting TKT’s motion for summary judgment of non-infringement and denying Genzyme’s and Mount Sinai’s motion for summary judgment of infringement. Genzyme and Mount Sinai sought monetary damages and injunctive relief.

In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal.  In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this suit and agreed to pay the Company $1,555,000.  In October 2003, the U.S. Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by TKT.  Mount Sinai has filed a petition to the Federal Circuit for a rehearing en banc.  TKT believes it is possible, but unlikely, that Mount Sinai will obtain further appellate review of this decision.

As of September 30, 2003, the Company had incurred $4,669,000 in litigation expenses associated with the Replagal litigation.

Dynepo Patent Litigation

In April 1997, Amgen Inc. (“Amgen”) commenced a patent infringement action against the Company and Aventis in the U.S. District Court of Massachusetts. In January 2001, the U.S. District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

In January  2003, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings. In particular, the U.S. Court of Appeals for the Federal Circuit:

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

As part of the U.S. Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the U.S. District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art.  The U.S. District Court of Massachusetts has recently concluded the remand proceedings and heard oral argument on some of these issues in July 2003.  Additional evidence was taken and the U.S. District Court of Massachusetts has set a schedule for the filing of post-trial briefs.  The Company expects that the briefing will be completed in December 2003 and the U.S. District Court of Massachusetts will enter a decision on the remanded issues at some point during the first half of 2004.  The U.S. District Court of Massachusetts also recently issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain patents, and therefore, Aventis and the Company infringe such patents in light of recent Supreme Court precedents.  On remand, Aventis and the Company presented affirmative defenses with respect to such patents.  Both Amgen and Aventis, together with the Company, will have the right to appeal the decision of the U.S. District Court of Massachusetts to the U.S. Court of Appeals for the Federal Circuit.

In addition, in July 1999, Aventis and the Company commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), which sought a declaration that a European patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords agreed to hear this appeal during the summer of 2004.

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

Serono Patent Litigation

In January 2003, Applied Research Systems ARS Holdings, N.V., a wholly owned subsidiary of Serono International S.A. (“Serono”), commenced an action against TKT in the District Court at The Hague in the Netherlands claiming that Replagal infringes Serono’s European Patent No. 0 505 500 which Serono asserted enabled is approach to gene activation and covered TKT’s product and processed . In January 2002, the European Patent Office revoked the Serono patent on grounds of invalidity due to non-enablement. Serono had appealed the revocation to the Technical Board of Appeal at the European Patent Office and the litigation was stayed pending the outcome of the appeal.  In October 2003, the Technical Board of Appeals of the European Patent Office upheld the revocation of European Patent No. 0 505 500.  In November 2003, the District Court in The Hague accepted Serono’s withdrawal, terminating this litigation.

Purported Class Action Shareholder Suit

In January and February 2003, various parties filed purported class action lawsuits against the Company and Richard Selden, the Company’s then Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003.  Each of the complaints asserts claims under Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal™ product to treat Fabry disease during that period.

In March 2003, various plaintiffs filed motions to consolidate, to appoint lead plaintiff, and to approve plaintiff’s selections of lead plaintiffs’ counsel.  In April 2003, various plaintiffs filed a Joint Stipulation and Proposed Order of Lead Plaintiff Applicants to Consolidate Actions, to Appoint Lead Plaintiffs and to Approve Lead Plaintiffs’ Selection of Lead Counsel, Executive Committee and Liaison Counsel.  In April 2003, the Court endorsed the Proposed Order, thereby consolidating the various matters under one matter:  In re Transkaryotic Therapies Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the “Amended Complaint”) against the Company; Dr. Selden; Daniel Geffken (the Company’s former Chief Financial Officer); Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, James E. Thomas and Wayne P. Yetter (members of the Company’s Board of Directors); SG Cowen Securities Corporation; Deutsche Bank Alex. Brown; Pacific Growth Equities, Inc.; and Leerink Swann & Company.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003.  The Amended Complaint asserts claims against each of the defendants under Section 11 of the Securities Act and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act; against Dr. Selden and the Company under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act.  The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal™ product to treat Fabry disease during that period.

In September 2003, the Company filed a motion to dismiss the Amended Complaint.  The plaintiffs’ opposition to our motion has been filed, and the Company’s reply brief is due in

November 2003.  A hearing of the motion is set to occur on December 4, 2003.  A class has not been certified.  The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.  The Company expects the costs of this litigation to be significant.

Derivative Suit

In April 2003, South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacob and Nancy R. Jacob Ttee filed a Shareholder Derivative Complaint against Dr. Selden and the following members of the Company’s Board of Directors:  Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorehead III, James E. Thomas, and William Miller, and against the Company as nominal defendant, in Middlesex Superior Court in the Commonwealth of Massachusetts, Civil Action No. 03-1669.  On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and in June 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.

The complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its shareholders by disseminating materially false and misleading statements to the market and causing or allowing the Company to conduct its business in an “unsafe, imprudent and unlawful manner.”  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of the Company for any liability it incurs as a result of the individual defendants’ alleged misconduct.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In August 2003, the plaintiff filed its Verified Amended Derivative Complaint (“Amended Derivative Complaint”).  The Amended Derivative Complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its shareholders by causing the Company to issue materially false and misleading statements to the public and signing its Form 10-Ks for the years 2000 and 2001 as well as a registration statement.  The Amended Derivative Complaint also alleges that defendant Dr. Selden sold the Company’s stock while in possession of material non-public information.

In September 2003, the Company served a motion to dismiss the Amended Derivative Complaint.  The plaintiff’s opposition to the Company’s motion was served in November 2003 and the Company’s reply brief is due in December 2003.  A hearing of the motion is set to occur in December 2003.  The plaintiffs seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.  The Company expects the costs of this litigation to be significant.

SEC Investigation

On May 14, 2003, TKT received a copy of a formal order of investigation by the Securities and Exchange Commission (“SEC”). The order of investigation relates to TKT’s disclosures and public filings with regard to Replagal and the status of the United States Food and Drug

Administration (the “FDA”) approval process for Replagal, as well as transactions in the Company’s securities.  The Company is and will continue to fully cooperate with the SEC in the investigation.

9.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. This interpretation is not expected to have an impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies during the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or liquidity.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TKT is a biopharmaceutical company developing therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. TKT has received approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 27 countries, principally in Europe. The Company is currently conducting a pivotal clinical trial for its iduronate-2-sulfatase product (“I2S”), an enzyme replacement therapy for the treatment of Hunter syndrome.  The Company anticipates starting a clinical trial for its Gene-Activated glucocese brosidase (“GA-GCB”) for the treatment of Gaucher disease in 2004.  TKT is also currently evaluating out-licensing opportunities for GA-GCB.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At September 30, 2003, the Company’s accumulated deficit was $425,952,000.

The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•                  the timing and amount of Replagal product sales, as well as the collection of receivables;

•                  continued progress in its research and development programs, particularly I2S;

•                  the scope and results of its clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals;

•                  the cost of manufacturing activities;

•                  the timing and cost of expansion of TKT’s internal manufacturing facilities;

•                  the variability in foreign exchange rates for sales denominated in currencies other than the United States dollar;

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

Upon the appointment of Mr. Astrue, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT is focusing its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for programs outside its core focus, including its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs.

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has further reduced headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of September 30, 2003, TKT had 320 full-time U.S. employees. TKT has also consolidated its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded charges of $11,324,000 during the first nine months of 2003 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  Included in the charges are $1,354,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $9,396,000, representing the remaining lease obligation for four facilities that the Company no longer occupies, and a write-down of $574,000 for leasehold improvements for facilities which were vacated.  The Company’s employee-related and facility consolidation restructuring actions have been substantially completed as of September 30, 2003.  The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet.

Regulatory Status of Replagal in the United States

TKT has not received approval to market and sell Replagal in the United States. In April 2003, Genzyme received marketing authorization in the United States for Fabrazyme (agalsidase beta), its competing enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the United States Food, Drug and Cosmetic Act (the “FDA Statute”) and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the U.S. market for seven years, until April 2010, unless TKT can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations and TKT receives approval to market and sell Replagal in the United States.

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

On January 14, 2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss TKT’s BLA for Replagal and concluded by a unanimous vote that TKT’s clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by a vote of eight to seven that the renal pathology data presented by TKT were not adequate to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of all or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee’s recommendations.

The Company is in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity and securing marketing authorization for Replagal in the United States.  The Company may need to conduct additional clinical trials and analyses in an attempt to break Fabrazyme’s orphan drug exclusivity.

The Company plans to submit a request for special protocol assessment to the FDA in November 2003 in order to identify a possible regulatory approach, if any, that could lead to approval of Replagal in the United States.  This is a new and untested process in the area of orphan drugs, and the Company cannot predict the outcome of these discussions or guarantee that it will pursue approval in the United States.

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

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company regards its policies with respect to revenue recognition, inventories and asset impairment as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the third quarter of 2003.  These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Revenues

Product sales for the quarter ended September 30, 2003 totaled $15,199,000, an increase of $7,326,000, or 93%, from $7,873,000 for the corresponding period in 2002.  For the nine months ended September 30, 2003, product sales totaled $41,782, 000, an increase of $19,069,000, or 84%, from $22,713,000 for the corresponding period in 2002.  Substantially all Replagal product sales were in Europe.  The increases in sales in the 2003 periods over the comparative periods in 2002 are due to additional patients beginning Replagal therapy as well as pricing and reimbursement arrangements being established and formalized in additional countries in Europe.  In addition, foreign currency fluctuations positively contributed $1,997,000 and $6,916,000 to the increases over the three and nine month comparative periods of 2002, respectively.

License and research revenues for the third quarter and for the first nine months of 2003 totaled $1,519,000 and $1,533,000, respectively.  License and research revenues totaled $17,000 and $652,000 for the three and nine months ended September 30, 2002, respectively.  License and research revenues for the three and nine months ended September 30, 2003 were earned under a collaborative agreement for Replagal in Japan with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”).  The Company also received $500,000 in the third quarter of 2003 as a result of the termination of its Factor VIII gene therapy collaboration with Wyeth, which succeeded Genetics Institute, Inc.  (“Wyeth”).  For the corresponding periods in 2002, license and research revenues were earned from collaborative agreements with Sumitomo and Wyeth.  The increase in license and research revenues from the 2002 periods was due to the timing of completion of obligations related to each collaborative agreement.

Cost of Goods Sold

For the three months ended September 30, 2003, cost of goods sold totaled $2,769,000, or 18% of product sales, an increase of $26,000 from $2,743,000, or 35% of product sales, in the corresponding period in 2002.  For the nine months ended September 30, 2003, cost of goods sold totaled $11,045,000, or 26% of product sales, an increase of $6,104,000 from $4,941,000, or 22% of product sales, in the corresponding period in 2002.  Cost of goods sold consists of expenses in connection with the manufacture of Replagal.

Prior to receiving marketing approval of Replagal in Europe in August 2001, the Company expensed all of the cost to manufacture Replagal as research and development costs.  Following marketing approval, the Company began recording the costs of manufacturing Replagal as inventory rather than as a research and development expense.

For the three months ended September 30, 2003, the Company’s cost of goods sold as a percentage of product sales decreased to 18% compared to 35% in the corresponding period in 2002.  The decrease in cost of goods sold as a percentage of sales for the comparative quarterly periods primarily reflects a decrease in Replagal unit costs due to continuing improvements in manufacturing and production efficiencies.

For the nine months ended September 30, 2003, the Company’s cost of goods sold included continuing improvements in manufacturing and production efficiencies as well as additional charges amounting to $2,590,000, or 6% of product sales for such period. These charges related to excess capacity at the terminated contract manufacturer of the bulk drug substance of Replagal.  Excluding the excess capacity charges, costs of goods sold as a percentage of sales increased from the corresponding period in 2002 primarily because of increased sales volume and because costs of goods sold during the nine months ended September 30, 2002 included sale of inventory that had been previously charged to research and development expense at the time of production.

The Company has historically relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale, including contract fill and finish services. These third parties have both manufactured Replagal bulk drug substance for the Company and performed fill and finish services.  In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, effective in July 2003.  In July 2003, the Company’s manufacturing facility in Cambridge, Massachusetts was approved by the European Commission to manufacture the bulk drug substance for Replagal and the Company now manufactures bulk drug substance for Replagal at that facility. The costs to manufacture Replagal at the Company’s Cambridge, Massachusetts manufacturing facility prior to approval were expensed as research and development costs.  The Cambridge facility was idle during the third quarter of 2003 so that infrastructure and capacity enhancements could be completed.  Production at the Cambridge facility is scheduled to recommence in early 2004.  At the present time, the Company anticipates that existing inventory will be sufficient to fill customer orders for Replagal into 2004.  The Company will continue to rely on third party manufacturers for fill and finish services.

The Company expects that inventory produced both at the contract manufacturer and at TKT’s Cambridge, Massachusetts manufacturing facility will be sold during the fourth quarter of 2003 and into 2004.  Cost of goods sold will more closely reflect full production costs with respect to inventory produced at the contract manufacturer but will not reflect full production costs with respect to inventory manufactured at the Company’s Cambridge, Massachusetts manufacturing facility as some of such costs were previously expensed.

Research and Development Expenses

Research and development expenses decreased by $2,555,000, or 12%, to $17,895,000 in the third quarter of 2003, from $20,450,000 during the same period in 2002.  The decrease was primarily due to decreases in research and development staffing and in outside testing and supplies costs in connection with the Company’s restructuring plan.  In the first nine months of 2003, research and development expenses decreased by $3,997,000, or 7%, to $55,730,000 from $59,727,000 for the same period in 2002.  This decrease reflected $5,500,000 in one time expenditures during 2002 related to set-up and technology transfer fees paid to the contract manufacturer of the bulk substance Replagal.  The decrease also reflects decreases in research and development staffing costs and in consulting and outside testing costs in conformance with the Company’s restructuring plan.  This decrease in research and development expenses was partially offset by increases in research and development occupancy costs.

The Company does not intend to engage in any further product development activities related to its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, except with respect to its potential product for the treatment of Gaucher disease.  The Company also does not intend to engage in further product development activities related to its gene therapy programs unless those activities are funded under a collaboration agreement with a third party. The Company expects its research and development expenses in the fourth quarter of 2003 to increase marginally compared to the third quarter of 2003 as patients continue to enroll in the Company’s pivotal clinical trial for I2S, an enzyme replacement therapy for the treatment of Hunter syndrome.

The Company’s two largest research and development programs for Replagal and I2S represent the majority of the Company’s research and development spending. The expenses associated with these programs totaled approximately 73% of total research and development expenses for both the three and nine months ended September 30, 2003, respectively, as compared to 70% and 75% of total research and development expenses for the corresponding periods in 2002. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and Gene-Activated protein products, accounted for the balance of the Company’s research and development expenses for the three and nine months ended September 30, 2003.

For the three months ended September 30, 2003, research and development expenses for the Replagal program totaled $6,260,000, a decrease of $3,091,000, or 33%, from $9,351,000 in the corresponding period of 2002.  For the nine months ended September 30, 2003, research and development expenses for the Replagal program totaled $18,927,000, a decrease of $13,715,000, or 42%, from $32,642,000 in the corresponding period of 2002.  The decreases in the 2003 periods primarily are the result of the conclusion of certain Replagal clinical trials prior to the beginning of the 2003 periods as well as decreased expenses incurred in connection with producing clinical materials.  Also, in the first quarter of 2002, the Company incurred set up and technology transfer fees totaling $5,500,000 paid to the contract manufacturer referred to above.  Costs for the Replagal program include basic research, the costs of clinical trials, manufacturing costs of clinical supplies and regulatory costs associated with preparation of worldwide product marketing applications.

The amount of future research and development expenses associated with the Replagal program is not reasonably certain because these costs are dependent principally upon the regulatory requirements which may lead to additional expenditures.  Those additional expenditures include costs for additional regulatory information , additional clinical trials and obtaining marketing authorization in other countries, if granted, particularly with respect to the United States.

For the three months ended September 30, 2003, research and development expenses for the I2S program totaled $6,849,000, an increase of $1,431,000, or 26%, from $5,418,000 in the corresponding period of 2002.  For the nine months ended September 30, 2003, research and development expenses for the I2S program totaled $21,802,000, an increase of $8,445,000, or 63%, from $13,357,000 in the corresponding period of 2002.  The increases in the 2003 periods were due to increases in allocated employee costs associated with I2S research and development and the Company’s pivotal clinical trial for which enrollment was initiated in September 2003.  In addition, expenditures for the manufacture of I2S for use in the Company’s pivotal clinical trial and costs for ongoing maintenance of clinical trials for patients who were enrolled in the completed Phase I/II study contributed to the increase in expenses period over period.

Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of I2S.  The Company estimates that the total cost of its pivotal clinical trial of I2S may total approximately $10,000,000 to $15,000,000 in 2004.  The Company expects that costs to support applications for marketing approval of I2S in 2005 for I2S will be significant in 2004.

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

Under the license agreement, the Company agreed that the number of shares of common stock initially issued to Cell Genesys would be adjusted at the time the Company registered such shares for resale under the Securities Act of 1933, as amended (the “Securities Act”), if the market value of such shares at that time was greater or less than $15,000,000, as calculated in accordance with a predetermined formula. Pursuant to the agreed upon formula, at December 31, 2002 with the closing price of the Company’s common stock at $9.90 per share, the Company would have been required to issue to Cell Genesys an additional 1,148,000 shares of common stock. As a result, the Company recorded an additional non-cash license fee expense of $8,660,000 in the fourth quarter of 2002.

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

Under the license agreement, Cell Genesys also has the potential to receive certain milestone payments from the Company contingent upon the outcome of related patent matters under the license agreement. If all of the milestones are achieved, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company is not required to make royalty payments to Cell Genesys.

Selling, General and Administrative Expenses

For the three months ended September 30, 2003, selling, general and administrative expenses were $7,285,000, a decrease of $19,000, from $7,304,000 for the corresponding period in 2002.  For the nine months ended September 30, 2003, selling, general and administrative expenses were $25,863,000, an increase of $4,660,000, or 22%, from $21,203,000 for the corresponding period in 2002.  Contributing to this increase were costs incurred for ongoing Replagal sales and marketing initiatives in Europe and other countries, executive severance charges and occupancy costs related to the Company’s new corporate headquarters.  The Company anticipates that selling, general and administrative expenses related to TKT’s new corporate headquarters will continue to increase in 2003 as compared to 2002, because the Company will occupy the facility for a full year in 2003 and it only occupied the facility for two months in 2002.

Selling, general and administrative expenses related to sales and marketing activities for Replagal for the three months ended September 30, 2003 decreased by $888,000 to $3,089,000 from $3,977,000 for the three months ended September 30, 2002. The decrease quarter over quarter reflects expenses related to the expansion of U.S. commercial operations incurred in the third quarter of 2002 which expansion was discontinued in 2003.  Sales and marketing expenses related primarily to Replagal for the nine months ended September 30, 2003 increased by $602,000 to $11,436,000 from $10,834,000 for the nine months ended September 30, 2002.  In general, the increase year over year was due to increased European sales and marketing efforts by TKT Europe - 5S AB, the Company’s majority owned, consolidated subsidiary (“TKT Europe”).

Restructuring Charges

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

As part of the restructuring, during the first quarter of 2003, TKT reduced its U.S. headcount by approximately 100 positions. TKT has further reduced its headcount through attrition, with the goal of having approximately 310 to 325 full-time U.S. employees by the end of 2003.  As of

September 30, 2003, TKT had 320 full-time U.S. employees. TKT has also consolidated its facilities as part of the restructuring.

As a result of the restructuring, the Company recorded charges of $2,765,000 and $11,324,000 for the three and nine months ended September 30, 2003, respectively, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The charges in the three month period ended September 30, 2003 primarily include the remaining lease obligation for one of the Company’s facilities that was vacated during the quarter.  Included in the nine month charge is $1,354,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $9,396,000, representing the remaining lease obligation for four facilities that the Company no longer occupies, and a write-down of $574,000 for leasehold improvements for facilities which were vacated.  The Company’s employee-related and facility consolidation restructuring actions have been substantially completed as of September 30, 2003.  The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet.

Interest Income

Interest income was $412,000 for the three months ended September 30, 2003, a decrease of $1,293,000, from $1,705,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, interest income was $1,784,000, a decrease of $4,472,000, from $6,256,000 for the nine months ended September 30, 2002.  Interest income decreased in the three and nine months ended September 30, 2003 as a result of significantly lower cash and marketable securities balances and as well as lower rates of return in 2003.  Specifically, during the third quarter of 2003, average cash and marketable securities balances were $191,753,000 compared to $ 307,538,000 for the same period of 2002.  For the nine months ended September 30, 2003 and 2002, the average cash and marketable securities balances were $210,300,000 and $ 348,082,000, respectively.

Minority Interest

The Company recorded minority interest in the net income/(loss) of TKT Europe of $31,000 net loss during the three months ended September 30, 2003 and $305,000 of TKT Europe net income during the nine months ended September 30, 2003.

Net Loss

The Company had a net loss of $13,553,000 and $20,902,000 for the third quarter ended September 30, 2003 and 2002, respectively. Basic and diluted net loss per share was $0.39 and $0.60 for the three months ended September 30, 2003 and 2002, respectively.

The Company had a net loss of $60,518,000 and $82,250,000 for the nine months ended September 30, 2003 and 2002, respectively. Basic and diluted net loss per share was $1.75 for the nine months ended September 30, 2003, as compared to a basic and diluted net loss per share of $2.38 for the corresponding period in 2002.  Included in the loss for the nine months ended September 30, 2003 and 2002 is an intellectual property license fee expense of $1,350,000 and $26,000,000, respectively.  These charges contributed $0.04 and $0.75 to basic and diluted net loss per share for the nine months ended September 30, 2003 and 2002, respectively.

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

Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $187,947,000 at September 30, 2003, including restricted marketable securities collateralizing letters of credit totaling $7,992,000. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company’s cash requirements for operating activities, financing activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to significantly exceed its internally generated funds until it is able to generate substantial product sales.

The Company used net cash of $59,789,000 for operating activities in the first nine months of 2003.  The Company used net cash of $8,735,000 during the nine months ended September 30, 2003 for property and equipment purchases, primarily related to leasehold improvements and equipment for the Company’s manufacturing and research and development facilities. The Company expects to spend a total of approximately $10,000,000 to $20,000,000 for purchases of property and equipment in 2003, principally for expanding its internal manufacturing capabilities.

The Company’s accounts receivable balances were $21,121,000 and $15,684,000 at September 30, 2003 and December 31, 2002, respectively.  The increase at September 30, 2003 was primarily due to higher Replagal sales in Europe in 2003.  In certain European countries, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for orphan drug indications. In some cases, the Company expects it could receive payments in excess of one year from the invoice date. The Company monitors its days sales outstanding with such customers in these countries, and, to date, these customers have been paying within the customary payment terms in such countries which may be significantly longer than the customary payment terms in the United States. If sales in these European countries continue to increase relative to total accounts receivable, the Company expects its days sales outstanding to increase accordingly.

The Company will require substantial additional funds to support its research and development programs, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, selling, general and administrative expenses, and the buyout of the minority interests in TKT Europe. The Company expects that its existing capital resources, together with anticipated proceeds from product sales and interest income, will be sufficient to fund its operations into 2005.

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

The following table summarizes the Company’s significant contractual obligations at September 30, 2003:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Non-cancelable operating leases	$10,394	$30,152	$22,858	$20,603	$84,007
Total contractual cash obligations	$10,394	$30,152	$22,858	$20,603	$84,007

Contractual Obligations

The Company also is subject to the potential commitments discussed in the following two paragraphs that are not included in the above table:

In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. Under the stockholders’ agreement for TKT Europe, the Company is entitled to purchase the European stockholders’ 20% ownership interest in TKT Europe in August 2004, for a price determined in accordance with a formula. Should the Company not exercise that right, the European stockholders of TKT Europe can require the Company to purchase the European stockholders’ ownership interest sixty days thereafter. The buyout price is equal to (a) 20% of the operating profits, as defined in the stockholders’ agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe.  While these profits cannot be estimated at this time, the Company estimates the buyout price could be between $50,000,000 and $70,000,000 based on the Company’s current estimates for sales and expenses.

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

Litigation

In January and February 2003, various parties filed purported class action lawsuits against the Company and Dr. Richard F Selden, the Company’s then Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003.  Each of the complaints asserts claims under Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that the Company and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal product to treat Fabry disease during that period.  In April 2003, the Court consolidated the various actions under one matter.  In July2003, the plaintiffs amended the consolidated complaint to include as defendants in the action the Company’s former Chief Financial Officer, each of the individual members of the Company’s Board of Directors (other than Mr. Astrue), SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company and to further allege that the new defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of its Replagal product to treat Fabry disease.  In September 2003, the Company filed a motion to dismiss the Amended Complaint.  The plaintiffs’ opposition to the Company’s motion has been filed, and the Company’s reply brief is due in November 2003.  A hearing of the motion is set to occur in December 2003.  A class has not been certified.  The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.  The Company expects that expenses related to this litigation will be significant.  The Company expects this costs related to this litigation will be significant.

In April 2003, a shareholder derivative suit was filed against individual members of the Company’s Board of Directors, the Company’s former Chief Executive Officer, and the Company in Middlesex Superior Court in the Commonwealth of Massachusetts.  In May 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating false and misleading statements to the market concerning the status and progress for obtaining U.S. marketing approval of Replagal and causing or allowing the Company to conduct its business improperly.  In August 2003, the plaintiff filed its Amended Derivative Complaint alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders by causing the Company to issue materially false and misleading statements to the public and signing the Company’s Annual Reports on Forms 10-K for the years 2000 and 2001 as well as a registration statement.  The Amended Derivative Complaint also alleges that the Company’s former chief executive officer sold shares of Company common stock while in possession of material non-public information. In September 2003, the Company served a motion to dismiss the Amended Derivative Complaint.  The plaintiff’s opposition to the Company’s motion was served in November 2003 and the Company’s reply brief is due in December 2003.  A hearing of the motion is set to occur in December 2003.  The plaintiffs seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.  The Company expects that expenses related to this litigation will be significant.

On May 14, 2003, TKT received a copy of a formal order of investigation by the SEC. The order of investigation relates to TKT’s disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in the Company’s securities.  The Company is and will continue to fully cooperate with the SEC in the investigation.

The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. As of September 30, 2003, the Company had incurred approximately $4,669,000 in litigation expenses associated with the Replagal litigation.  In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this suit and agreed to pay the Company $1,555,000.  In October 2003, the U.S. Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by TKT.  Mount Sinai has indicated that it will petition the Federal Circuit for a rehearing en banc.  TKT believes it is possible, but unlikely, that Mount Sinai will obtain further appellate review of this decision.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that involve risks and uncertainties.  The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward—looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward—looking statements. These important factors include those set forth below under “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward—looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward—looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

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

In April  2003, Genzyme received marketing authorization in the United States for Fabrazyme, its enzyme replacement therapy product for the treatment of Fabry disease.  Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the FDA Statute and implementing regulations. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, Replagal will be excluded from the U.S. market until April 2010 unless we can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA Statute and implementing regulations.

We are in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity, and are preparing to talk to the FDA in more detail about our options.  We may need to conduct additional clinical trials or analyses in order to break Fabrazyme’s orphan drug exclusivity.  We plan to submit a request for special protocol assessment to the FDA in November 2003 in order to identify a possible regulatory approach that could lead to approval of Replagal in the United States.  This is a new and untested process in the area of orphan drugs, and we cannot predict the outcome of these discussions or guarantee that we will pursue approval in the United States.

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

In January  2003, the Endocrinologic & Metabolic Drugs Advisory Committee convened to discuss our BLA for Replagal and concluded by a unanimous vote that our clinical data did not provide substantial evidence of efficacy. The Endocrinologic & Metabolic Drugs Advisory Committee also concluded by an eight to seven vote that the renal pathology data presented by us were not adequate to serve as the basis for accelerated approval. As part of its consideration of an application for marketing authorization, the FDA often requests a review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee’s recommendations.

Some members of the Endocrinologic & Metabolic Drugs Advisory Committee indicated that we could re-examine the pathology slides showing the effect of Replagal on the kidney using a different analytical method, and if successful, the data from that re-examination might be sufficient to serve as the basis for accelerated approval.  We decided not to commence the re-examination of the pathology slides following the FDA’s approval of Fabrazyme.  We are in the process of examining possible options to break Fabrazyme’s orphan drug exclusivity and securing marketing authorization for Replagal in the United States.  We may need to conduct additional clinical trials and analyses in an attempt to break Fabrazyme’s orphan drug exclusivity.

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

Our I2S product for the treatment of Hunter Syndrome has completed a Phase I/II clinical trial and we are currently enrolling patients in a pivotal trial of I2S.  We expect enrollment in the pivotal clinical trial will be complete by the end of February 2004.

There can be no assurance as to whether or when any of these applications for marketing authorization relating to Replagal, Dynepo, I2S, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities.  If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product.  If approval is not granted on a timely basis or at all, our business may be materially harmed.

We may not be able to obtain orphan drug exclusivity for our products for the treatment of rare genetic diseases.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and certain tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances set forth in the FDA Statute and implementing regulations, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do as Genzyme did with Fabrazyme in the United States. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

In August 2001, the EMEA granted marketing authorization of Replagal in the European Union. Genzyme’s Fabrazyme was also granted marketing authorization in the European Union in August 2001. Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years.

In November 2001, our I2S product for the treatment of Hunter Syndrome was designated an

“orphan drug” in the United States and in Europe.

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

If one of our products is approved by the European Commission, the FDA or another regulatory agency, we and any third party manufacturers we use will be required to comply with a number of post-approval requirements. In each case, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the EMEA, the FDA and other regulatory authorities.  For example, in the United States we will be required to report certain adverse events to the FDA and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practice (“GMP”) regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in financial penalties, suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of criminal penalties.

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

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. In particular, the patient populations for some of our products for rare genetic diseases are small. For instance, we believe there are about 5,000 patients worldwide afflicted with Fabry disease and about 2,000 patients worldwide afflicted with Hunter syndrome in jurisdictions where reimbursement may be possible. We are currently enrolling patients in clinical trials of I2S for the treatment of Hunter syndrome and additional trials of Replagal. Our I2S product for the treatment of Hunter Syndrome has completed a Phase I/II clinical trial and we are currently enrolling patients in a pivotal trial of I2S.  We expect enrollment in the pivotal clinical trial will be complete by the end of February 2004.  Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

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

Litigation and Intellectual Property Risks

We are a party to litigation with involving Replagal which could preclude us from manufacturing or selling Replagal.

In July 2000, Genzyme and Mount Sinai filed a patent infringement action against us in the U.S. District Court of Delaware. The complaint alleges that our activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the U.S. District Court of Delaware dismissed this patent litigation granting our motion for summary judgment of non-infringement and denying Genzyme and Mount Sinai’s motion for summary judgment of infringement. Genzyme and Mount Sinai sought monetary damages and injunctive relief.

In March 2002, Genzyme appealed the U.S. District Court of Delaware’s ruling to the U.S. Court of Appeals for the Federal Circuit, and in January 2003 the U.S. Court of Appeals for the Federal Circuit heard oral arguments on the appeal.  In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this suit and agreed to pay us $1,555,000.  In October 2003, the U.S. Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by us.  Mount Sinai has filed a petition to the Federal Circuit for a rehearing en banc.  We believe it is possible, but unlikely, that Mount Sinai will obtain further appellate review of this decision.

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

In January 2003, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the U.S. District Court of Massachusetts and remanded the action to the U.S. District Court of Massachusetts for further proceedings. In particular, the U.S. Court of Appeals for the Federal Circuit:

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

As part of the U.S. Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the U.S. District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art.  The U.S. District Court of Massachusetts has recently concluded the remand proceedings and heard oral argument on some of these issues in July 2003.  Additional evidence was taken and the U.S. District Court of Massachusetts has set a schedule for the filing of post-trial briefs.  We expect that the briefing will be completed in December 2003 and the U.S. District Court of Massachusetts will enter a decision on the remanded issues at some point during the first half of 2004.  The U.S. District Court of Massachusetts also recently issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain patents, and therefore, we and Aventis infringe such patents in light of recent Supreme Court precedents.  On remand, we and Aventis presented affirmative defenses with respect to such patents.  Both Amgen and Aventis, together with us, will have the right to appeal the decision of the U.S. District Court of Massachusetts to the U.S. Court of Appeals for the Federal Circuit.

In addition, in July 1999, we commenced legal proceedings with Aventis in the United Kingdom against Kirin-Amgen, which sought a declaration that a European patent held by Kirin-Amgen will not be infringed by our activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid.  In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen.  In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords agreed to hear this appeal during the summer of 2004.

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

In January and February 2003, various parties filed purported class action lawsuits against us and Richard Selden, our then Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003.  Each of the complaints asserts claims under Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that we and our officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of our Replagal product to treat Fabry disease during that period.

In March 2003, various plaintiffs filed motions to consolidate, to appoint lead plaintiff, and to approve plaintiff’s selections of lead plaintiffs’ counsel.  In April 2003, various plaintiffs filed a Joint Stipulation and Proposed Order of Lead Plaintiff Applicants to Consolidate Actions, To Appoint Lead Plaintiffs and to Approve Lead Plaintiffs’ Selection of Lead Counsel, Executive Committee and Liaison Counsel.  In April 2003, the Court endorsed the Proposed Order, thereby consolidating the various matters under one matter:  In re Transkaryotic Therapies Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint (the “Amended Complaint”) against the Company; Dr. Selden; Daniel Geffken (our former Chief Financial Officer); Walter Gilbert, Jonathan S. Leff, William R. Miller, Rodman W. Moorhead, III, James E. Thomas and Wayne P. Yetter (members of our Board of Directors); SG Cowen Securities Corporation; Deutsche Bank Securities; Pacific Growth Equities, Inc.; and Leerink Swann & Company.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003.  The Amended Complaint asserts claims against each of the defendants under Section 11 of the Securities Act and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Alex. Brown, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act; against Dr. Selden and us under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act.  The Amended

Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining U.S. marketing approval of our Replagal product to treat Fabry disease during that period.

In September 2003, we filed a motion to dismiss the Amended Complaint.  The plaintiffs’ opposition to our motion has been filed, and our reply brief is due in November 2003.  A hearing of the motion is set to occur on December 4, 2003.  A class has not been certified.  The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In April 2003, South Shore Gastrointerology UA 6/6/1980 FBO Harold Jacob, and Nancy R. Jacob Ttee filed a Shareholder Derivative Complaint against Dr. Selden and the following members of our Board of Directors:  Jonathan S. Leff, Walter Gilbert, Wayne P. Yetter, Rodman W. Moorehead III, James E. Thomas, and William Miller, and against us as nominal defendant, in Middlesex Superior Court in the Commonwealth of Massachusetts, Civil Action No. 03-1669.  On May 29, 2003, the parties moved to transfer venue to the Business Litigation Session in Suffolk Superior Court in the Commonwealth of Massachusetts.  The parties’ motion was allowed, and in June 2003 the matter was accepted into the Business Litigation Session as Civil Action No. 03-02630-BLS.

The complaint alleges that the individual defendants breached fiduciary duties owed to us and our shareholders by disseminating materially false and misleading statements to the market and causing or allowing us to conduct our business in an “unsafe, imprudent and unlawful manner.”  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In August 2003, the plaintiff filed its Verified Amended Derivative Complaint (“Amended Derivative Complaint”).  The Amended Derivative Complaint alleges that the individual defendants breached fiduciary duties owed to us and our shareholders by causing us to issue materially false and misleading statements to the public and signing our Form 10-Ks for the years 2000 and 2001 as well as a registration statement.  The Amended Derivative Complaint also alleges that defendant Dr. Selden sold our stock while in possession of material non-public information.

In September 2003, we served a motion to dismiss the Amended Derivative Complaint.  The plaintiff’s opposition to our motion was served in November 2003 and the Company’s reply brief is due in December 2003.  A hearing of the motion is set to occur in December 2003.  The plaintiffs seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

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

On May 14, 2003, we received a copy of a formal order of investigation by the SEC. The order of investigation relates to our disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in our securities.  We are and will continue to fully cooperate with the SEC in the investigation.

If this investigation results in a determination that we have failed to properly disclose information relating to Replagal and the status of the FDA’s approval process for Replagal or that there were improper transactions in our securities, we could be subject to substantial fines or penalties and other sanctions. An adverse determination could have a material effect on our financial position and results of operations. However, at this time, we cannot accurately predict the outcome of this proceeding.  In addition, even if we are successful, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

We may become involved in additional and expensive patent litigation or other proceedings.

The biotechnology industry has been characterized by significant litigation, and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation and other proceedings with respect to our proteins or other technologies. Such litigation could result in liability for damages, prevent our development and commercialization efforts, and divert management’s attention and resources.

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

The biotechnology industry is highly competitive and characterized by rapid and significant technological change. Our competitors include pharmaceutical companies, biotechnology firms, universities, and other research institutions. Many of these competitors have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and products similar to, or competitive with, ours.

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

We believe that our primary competition with respect to Replagal is Genzyme. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years.  Fabrazyme has received marketing authorization and orphan drug exclusivity in the United States.

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

We have limited experience and resources in manufacturing and are incurring significant costs to develop this experience, and we continue to rely on third parties to manufacture our products on our behalf.

We have limited manufacturing experience.  In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently use, and expect to continue to use in the future, both internal manufacturing and contract manufacturing by third parties to meet our production requirements for preclinical testing, clinical trials, and commercial supply.

We are investing, and may need to invest in the future, substantial additional funds to build our own manufacturing facilities, and we need to recruit qualified personnel in order to operate any manufacturing facilities. There can be no assurance that we will be able to successfully build or operate our own facilities, that our facilities will comply with applicable regulations or that our facilities will enable us to manufacture our products at a commercially reasonable cost.

Prior to July 2003, we relied on contract manufacturing arrangements with third parties for the production of Replagal for commercial sale, including fill and finish services. These third parties manufactured Replagal bulk drug substance and performed fill and finish services. In July 2003, we received approval from European regulators to manufacture the bulk drug substance of Replagal at our manufacturing facility in Cambridge, Massachusetts. We intend to manufacture bulk substance for Replagal at this facility.  We also intend to manufacture I2S for clinical trials in our Cambridge, Massachusetts manufacturing facility. If we are unable to successfully manufacture Replagal and I2S in this facility, we may not be able to supply our markets or complete our clinical trials.

To the extent that we are a party to manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. For instance, we are a party to several arrangements with respect to various aspects of the manufacture of Replagal and I2S, including fill and finish activities. Each of these manufacturing arrangements relates to only certain aspects of the manufacturing process. In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing agreement with us, and if the manufacturer’s failure materially delays the ultimate production of Replagal or I2S and adversely affects our inventory levels, our sales of Replagal or the timing of our I2S clinical trials could be adversely affected.

In addition, the value of the inventory under the control of a third party finish and fill company far exceeds the amount of liability such third parties are willing to assume for their negligence.

Under our collaborative agreement with Aventis, Aventis is responsible for the manufacture of Dynepo for clinical trials and commercial sales and is also responsible for conducting future clinical trials and commercial sales. We are not a party to any other arrangements relating to the manufacture of Dynepo and, as a result, we are dependent on Aventis and its third party manufacturer for the manufacture of Dynepo.

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

If we fail to manage our inventory correctly, we could experience supply shortages or a significant build-up of high-cost products.

Manufacture of proteins, including our products and potential products, is expensive and requires lengthy production cycle times.  We build inventory in order to ensure the adequate supply to patients of our products and potential products, including Replagal and I2S.  Accordingly, we have significant capital invested in inventory because of the high cost of manufacturing protein products, including Replagal and I2S.  However, we have limited experience in managing our supply for Replagal and our other potential products.  If we fail to keep an adequate inventory of our products, it is possible that patients could miss treatments, which could have an adverse effect on our ability to sell our products.  Conversely, if we are unable to sell our high-cost inventory in a timely manner, or if our high-cost inventory were to be destroyed or expire, we could experience cash flow difficulties as well as losses.

If we fail to obtain reimbursement, or an adequate level of reimbursement, by third party payors in a timely manner for our products, we may not have commercially viable markets for our products.

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries such as Italy, Spain and Belgium, it can take an extended period of time to collect payment even after reimbursement has been established.  In the United States, the availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected, possibly materially.

We expect that the prices for many of our products, when commercialized, including in particular our products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. For example, we have established pricing and reimbursement for substantially all patients receiving Replagal in Europe. Pricing was initially established as the local currency equivalent of an average of approximately $165,000 per patient per year. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. We may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products for which we seek a high price.

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

While we do not feel that any single individual is indispensable, our success is highly dependent on the retention of principal members of our technical, commercial, and administrative staff.

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

Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•      our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us or that could affect our collaborative partners’ commitment to the collaboration with us;

•      reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

•      our collaborators may terminate their collaborations with us, as Aventis has done with respect to our GA-GCSF product, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

•      our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us.

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

We have experienced significant operating losses since our inception in 1988. As of September 30, 2003, our accumulated deficit was $426.0 million. We had net losses of $129.8 million, $70.2 million and $51.0 million in 2002, 2001 and 2000, respectively.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $34.7 million in product sales in 2002 and $41.8 million in product sales for the nine months ended September 30, 2003. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

We expect that our existing capital resources, together with anticipated proceeds from product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2005. Our cash requirements for operating activities, financing activities and investment activities have exceeded our internally generated funds. We expect that our cash requirements for such activities will continue to exceed our internally generated funds until we are able to generate substantial product sales. Our future capital requirements will depend on many factors, including the following:

•      the timing and amount of Replagal product sales, as well as the cash collections on receivables;

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

As of September 30, 2003, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations.  Foreign currency fluctuations favorably contributed $1,997,000 and $6,916,000, respectively, to product sales for the three and nine months ended September 30, 2003 as compared to the same periods of 2002.

ITEM 4.   CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, is made known to the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In 2002, sales of the Company’s Replagal product became material to the Company’s consolidated financial statements. Sales totaled approximately $35 million for 2002 and approximately $41.8 million for the nine months ended September 30, 2003. The sales are transacted through and recorded by the Company’s 80% owned subsidiary, TKT Europe. During 2002, with respect to TKT Europe, the Company did not have a timely flow of critical accounting and related financial information and experienced difficulties and delays in verifying that product sales were being properly recognized as revenue in accordance with United States generally accepted accounting principles. The Company’s independent auditors, in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2002, informed management and the Company’s audit committee that, in their judgment, a material weakness in the Company’s internal control system existed as a result of these issues. Members of the Company’s United States accounting and finance group have been discussing implementing procedures to address these issues with the accounting personnel of TKT Europe.

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

In connection with the preparation by the Company of its consolidated financial statements for the three months and nine months ended September 30, 2003, the Company did not experience any difficulties or delays in obtaining critical accounting and related financial information or conducting its internal review processes with respect to TKT Europe. Management of the Company believes that the condensed consolidated financial statements for the three months and nine months ended September 30, 2003 fairly present the Company’s condensed consolidated financial position as of, and the condensed consolidated results of its operations for, the three months and nine months ended September 30, 2003.

No change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

ITEM 1.                                                   LEGAL PROCEEDINGS

The description of the legal proceedings set forth under note 8 of the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q are incorporated herein by reference.

ITEM 6.                                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b)                                 Reports on Form 8-K

Current Report on Form 8-K, furnished on July 29, 2003, containing a copy of a press release announcing the Company’s financial results for the quarter ended June 30, 2003 (including financial statements).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: November 14, 2003	By:	/s/ Michael J. Astrue
Michael J. Astrue
President and Chief Executive
Officer

Date: November 14, 2003	By:	/s/ Gregory D. Perry
Gregory D. Perry
Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.41*	Indemnification Agreement between Richard F Selden, M.D. and the Registrant.

31.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification by the Registrant’s President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.