Form 10-Q
period 2004-03-31
TRANSKARYOTIC THERAPIES INC
filed 2004-05-10
CIK 885259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from _____ to _____

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

Yes    ☒    No    ☐

At April 30, 2004, there were 34,627,654 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I            FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par values)	2004	2003
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$156,643	$172,954
Marketable securities	7,991	7,993
Accounts receivable	22,838	23,064
Inventories	15,180	16,741
Prepaid expenses and other current assets	6,363	4,587

Total current assets	209,015	225,339
Property and equipment, net	64,644	61,908
Other assets	1,972	1,922

Total assets	$275,631	$289,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,005	$7,466
Accrued expenses	14,764	11,925
Current portion of accrued restructuring charges	1,472	1,523
Current portion of deferred revenue	235	235

Total current liabilities	24,476	21,149

Long-term portion of accrued restructuring charges	6,158	6,518
Long-term portion of deferred revenue	2,702	2,767
Minority interest	414	413
Stockholders’ equity:
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 34,989 and 34,974 shares issued, and 34,622 and 34,607 shares outstanding, at March 31, 2004 and December 31, 2003, respectively	350	350
Additional paid-in capital	686,643	686,545
Accumulated deficit	(454,819)	(440,668)
Accumulated other comprehensive income	11,989	14,377
Less treasury stock, at cost; 367 shares at March 31, 2004 and December 31, 2003	(2,282)	(2,282)

Total stockholders’ equity	241,881	258,322

Total liabilities and stockholders’ equity	$275,631	$289,169

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Revenues:
Product sales	$17,372	$12,169
License and research revenues	62	14

	17,434	12,183

Operating expenses:
Cost of goods sold	2,236	3,501
Research and development	19,837	20,982
Intellectual property license expense	—	1,350
Selling, general and administrative	8,958	9,166
Restructuring charges	861	3,602

	31,892	38,601

Loss from operations before minority interest	(14,458)	(26,418)
Minority interest	(1)	(303)

Loss from operations after minority interest	(14,459)	(26,721)
Interest income	308	776

Net loss	$(14,151)	$(25,945)

Basic and diluted net loss per share	$(0.41)	$(0.75)

Shares used to compute basic and diluted net loss per share	34,612	34,550

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	March 31,
(in thousands)	2004	2003
Operating activities:
Net loss	$(14,151)	$(25,945)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,924	3,013
Minority interest	1	303
Change in accrued intellectual property license expense	—	(11,368)
Changes in other operating assets and liabilities	1,953	(3,142)

Net cash used for operating activities	(9,273)	(37,139)

Investing activities:
Proceeds from sales and maturities of marketable securities	7,983	54,288
Purchases of marketable securities	(7,983)	(7,956)
Purchases of property and equipment	(5,660)	(5,448)
Changes in other assets and liabilities	(50)	(80)

Net cash provided by (used for) investing activities	(5,710)	40,804

Financing Activities:
Issuance of common stock, net	98	—
Repurchase of treasury stock	—	(2,282)

Net cash provided by (used for) financing activities	98	(2,282)
Effect of exchange rate changes on cash and cash equivalents	(1,426)	320

Net increase (decrease) in cash and cash equivalents	(16,311)	1,703
Cash and cash equivalents at January 1	172,954	154,604

Cash and cash equivalents at March 31	$156,643	$156,307

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Gene-Activated®, and TKT® are registered trademarks and Replagal™ is a trademark of the Company. Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”) and Fabrazyme™ is a trademark of Genzyme Corporation (“Genzyme”). All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.

2. NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, and related interpretations. Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three months ended March 31, 2004 and 2003 because common equivalent shares from convertible preferred stock and stock options have been excluded, as their effect is antidilutive.

3. COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments. The Company had a total comprehensive loss of $16,539,000 and $25,336,000 for the three months ended March 31, 2004 and 2003, respectively.

4. REVENUE RECOGNITION

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

During the first quarter of 2004, the Company recorded a $481,000 reversal of 2003 price discount accrual to product sales, as the Company determined it was no longer probable that this amount would be paid to customers.

5. INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2004	2003
Raw materials	$505	$574
Work in process	8,594	7,931
Finished goods	6,081	8,236

	$15,180	$16,741

Inventories are stated at the lower of cost or market with cost determined under a first-in, first-out method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

6. RESTRUCTURING CHARGES

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT is focusing its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for programs outside of its core focus, including its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs. As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003 and $861,000 for the quarter ended March 31, 2004, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As part of this restructuring, TKT reduced its United States headcount by approximately 100 positions and further reduced its headcount through attrition. As of March 31, 2004, TKT had 325 full-time United States employees. TKT has also consolidated four facilities as part of the restructuring. The Company’s employee-related and facility consolidation restructuring actions were completed as of December 31, 2003. The Company will continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The remaining lease obligation costs are included in restructuring charges in the statements of operations and accrued expenses on the balance sheet at March 31, 2004. The following table displays the restructuring activity and liability balance included in accrued expenses:

	Balance at December 31, 2003	Charges	Payments	Other	Balance at March 31, 2004
(in thousands)
Lease obligations	$8,041	$861	$(1,233)	$(39)	$7,630
Less: current portion of accrued restructuring charges					(1,472)

Long-term portion of accrued restructuring charges					$6,158

7. STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The table below presents the net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months ended
	March 31,
	2004	2003
(in thousands, except per share prices)
Net loss	$(14,151)	$(25,945)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,583)	(7,066)

Pro forma net loss	$(17,734)	$(33,011)

Basic and diluted net loss per share- as reported	$(0.41)	$(0.75)

Basic and diluted net loss per share- pro forma	$(0.51)	$(0.96)

Fair values of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months ended
	March 31,
	2004	2003
Expected life (years)	1.5 - 7.5	1.5 - 7.5
Interest rate	1.4% - 4.4%	1.2% - 3.7%
Expected volatility	1.00	0.95
Weighted average fair value per share of options granted during the period	$7.67	$3.06

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of issued stock options on net loss and net loss per share for the three months ended March 31, 2004 and 2003, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

8. LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings. The costs related to these proceedings have been significant and the Company expects that these costs will continue to be significant. The Company can provide no assurance as to the timing and the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has not established any reserves or provisions for these legal proceedings.

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

In March 2002, Genzyme and Mount Sinai appealed the United States District Court of Delaware’s ruling to the United States Court of Appeals for the Federal Circuit, and in January 2003 the United States Court of Appeals for the Federal Circuit heard oral arguments on the appeal. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this suit and paid the Company $1,555,000. Mount Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired.

     Dynepo Patent Litigation

In July 1999, the Company commenced legal proceedings with Aventis in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), which sought a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords agreed to hear this appeal during the summer of 2004. Although Kirin-Amgen’s U.K. patent expires in December 2004, if Kirin-Amgen’s appeal to the House of Lords is successful, Kirin-Amgen will have the right to seek a post-expiry injunction against Aventis and the Company to preclude Aventis and the Company from manufacturing or selling Dynepo in the United Kingdom for a period of time after the U.K. patent expires equal to the period during which Kirin-Amgen alleges that the Company and Aventis infringed the U.K. patent.

In addition, in April 1997, Amgen Inc. (“Amgen”) commenced a patent infringement action against the Company and Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts has concluded the remand proceedings and heard oral argument on some of these issues in July 2003. The Company expects that the United States District Court of Massachusetts will enter a decision on the remanded issues at some point during the first half of 2004. The United States District Court of Massachusetts also recently issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that the Company and Aventis infringe such patents in light of recent Supreme Court precedents. On remand, the Company and Aventis presented affirmative defenses with respect to such patents. The Company, Amgen and Aventis all have the right to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

In March 2004, the Company amended its license agreement with Aventis relating to Dynepo. Under the amended license agreement Aventis retained the right to control the Amgen litigation in the United States and agreed to assume responsibility for 100% of the litigation costs incurred with respect to both the United States litigation and the Kirin-Amgen litigation in the United Kingdom prior to March 26, 2004. Aventis will pay all U.S. litigation expenses incurred from and after March 26, 2004, but the Company is required to reimburse Aventis for 50% of these litigation costs. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the U.S. litigation costs. The Company has the right to control the U.K. litigation and is responsible for all litigation costs incurred with respect to such litigation and any other litigation that might arise outside of the United States from and after March 26, 2004.

     Purported Class Action Shareholder Suit

In January and February 2003, various parties filed purported class action lawsuits against the Company and Richard Selden, the Company’s former Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003. Each of the complaints asserts claims under Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that the Company and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of the Company’s Replagal product to treat Fabry disease during that period.

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

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint, which the Company refers to as the Amended Complaint, against the Company; Dr. Selden; Daniel Geffken, the Company’s former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, members of the Company’s board of directors; William R. Miller and James E. Thomas, former members of the Company’s board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of the Company’s common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of Replagal during that period. The Amended Complaint asserts claims against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act; against Dr. Selden and us under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In September 2003, the Company filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. A class has not been certified, and the court has not made any decision on the motion.

As of March 31, 2004, the Company had spent approximately $1,100,000 related to this lawsuit and shareholder derivative suit described below. The Company expects that future costs related to these suits will be significant.

     Shareholder Derivative Suit

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

The complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its shareholders by disseminating materially false and misleading statements to the market and causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of the Company for any liability the Company incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In August 2003, the plaintiff filed its Verified Amended Derivative Complaint, which the Company refers to as the Amended Derivative Complaint. The Amended Derivative Complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by causing the Company to issue materially false and misleading statements to the public, by signing the Company’s Form 10-Ks for the years 2000 and 2001 and by signing a registration statement. The Amended Derivative Complaint also alleges that defendant Dr. Selden sold the Company’s stock while in possession of material non-public information. The plaintiffs seek declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In September 2003, the Company served a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted the Company’s motion to dismiss. The plaintiffs may appeal the ruling.

As of March 31, 2004, the Company had spent approximately $1,100,000 related to this lawsuit and the purported class action shareholder suit described above. The Company expects that future costs related to these suits will be significant.

     SEC Investigation

In May 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to the Company’s disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in the Company’s securities. The Company is cooperating fully and will continue to cooperate fully with the SEC in the investigation. As of March 31, 2004, the Company had spent approximately $1,400,000 related to this matter.

9. SUBSEQUENT EVENT

On May 4, 2004, the Company sold $90,000,000 principal amount of 1.25% senior convertible notes due 2011 (the “Notes”). The Company granted to the underwriters of the offering of the Notes an overallotment option to purchase an additional $10,000,000 principal amount of the Notes within 30 days of the offering. The Company received net proceeds amounting to approximately $87,300,000. Holders of the Notes may convert the Notes at any time into shares of the Company’s common stock at an initial conversion rate of 54.0972 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $18.49 per share of common stock, prior to the close of business on May 14, 2011. The Company may redeem the Notes, in whole or in part, at any time on or after May 20, 2007 and before May 20, 2009 at redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other adjustments. On or after May 20, 2009, the Company may redeem for cash all or part of the Notes. Unless the Notes are redeemed, repaid or converted, the Notes will mature on May 15, 2011 at their principal amount. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including the expected purchase of the holdings of the minority interest in TKT Europe-SS AB, the Company’s 80%-owned European subsidiary (“TKT Europe”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Transkaryotic Therapies, Inc. (the “Company” or “TKT”) is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa), an enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 28 countries outside of the United States. The Company recorded $17,372,000 of product sales of Replagal in the three months ended March 31, 2004. The Company’s two most advanced active clinical programs include iduronate-2-sulfatase (“I2S”), an enzyme replacement therapy for the treatment of Hunter syndrome, and Gene Activated glucocerebrosidase (“GA-GCB”), an enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a pivotal clinical trial of I2S and initiated a Phase I/II clinical trial of GA-GCB in April 2004. TKT is currently evaluating out-licensing opportunities for GA-GCB as well as a number of other gene-activated and gene therapy products. Outside its focus on rare diseases, TKT intends to commercialize Dynepo, its Gene-Activated erythropoietin product for anemia related to kidney disease, in the European Union.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At March 31, 2004, the Company’s accumulated deficit was $454,819,000. The Company expects that its existing capital resources, together with the net proceeds from the sale of of the 1.25% Senior Convertible Notes due 2011 (the “Notes”), as discussed in Liquidity and Sources of Capital, and anticipated proceeds from collections on existing accounts receivable, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

     The Company’s results of operations may vary significantly from period to period depending on, among other factors:

• the timing and amount of Replagal product sales, as well as the cash collections on receivables;

• continued progress in TKT’s research and development programs, particularly with respect to I2S and GA-GCB;

• the Company’s ability to commence the manufacturing of Dynepo on a timely and cost-effective basis and the timing and commercial success of the launch of Dynepo in the European Union;

• the scope and results of the Company’s clinical trials;

• the timing of, and the costs involved in, obtaining regulatory approvals;

• the cost of expansion of the Company’s internal manufacturing facilities;

• the inherent variability of product yields in biological manufacturing activities;

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

• the timing and cost of TKT’s purchase of the minority interest in the Company’s 80%-owned European subsidiary, TKT Europe – 5S AB (“TKT Europe”);

• the outcome of the Securities and Exchange Commission (the “SEC”) investigation referred to in the notes to the condensed, consolidated financial statements; and

• the Company’s ability to establish and maintain collaborative arrangements.

Recent Product Development and Business Activities

In March 2004, the Company amended its license agreement with Aventis relating to Dynepo. Under the amended agreement, TKT regained exclusive rights to make, use and sell Dynepo outside the United States and licensed from Aventis the Dynepo trademark. Under the amended agreement, TKT agreed to pay Aventis a single-digit royalty on the Company’s net sales of Dynepo outside of the United States. TKT’s royalty obligation expires, on a country-by-country basis, on the later of 10 years after the first commercial sale of Dynepo in such country and the date of expiration of the last to expire of the patents covering Dynepo in such country.

Under the amended agreement, Aventis retained its exclusive right to make, use and sell Dynepo in the United States and is obligated to pay the Company a low double-digit royalty on its net sales of Dynepo in the United States. Aventis has also agreed to pay the Company $8,000,000 upon the achievement of a specified U.S. commercial milestone. The Company has granted to Aventis a one-year right of first refusal to purchase or license any of the Company’s gene therapy programs that the Company determines to sell or license.

Before the Company can market and sell Dynepo in the European Union, the Company will need to establish manufacturing capabilities for Dynepo outside of the United States and sales and marketing capabilities for Dynepo in the European Union. Specifically, the Company will need to enter into arrangements with contract manufacturers, work with contract manufacturers to set up and validate manufacturing processes and obtain the approval of the European Commission of an amendment to the approved marketing authorization applications (“MAA”) for Dynepo reflecting the new manufacturing sites. The Company intends to commercialize Dynepo by either expanding its existing sales and marketing infrastructure in Europe or entering into arrangements with third parties for the sales and marketing of Dynepo.

The Company and Aventis have been involved in patent infringement actions with Kirin-Amgen, Inc. (“Kirin-Amgen”) and Amgen Inc. (“Amgen”) involving Dynepo which is described under Note 8 to the condensed, consolidated financial statements. Under the amended agreement, Aventis retained the right to control the litigation in the United States and agreed to assume responsibility for 100% of the litigation costs incurred with respect to both the United States litigation and the litigation in the United Kingdom prior to March 26, 2004. Aventis will pay all U.S. litigation expenses incurred from and after March 26, 2004, but TKT is required to reimburse Aventis for 50% of these litigation costs. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of the U.S. litigation costs. The Company has the right to control the U.K. litigation and is responsible for all litigation costs incurred with respect to such litigation and any other litigation that may arise outside of the United States from and after March 26, 2004. The Company currently estimates that its share of the expenses associated with this litigation will be significant.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of TKT’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TKT to make estimates and judgments that affect its reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, TKT’s reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

During the first quarter of 2004, the Company recorded a $481,000 reversal of 2003 price discount accrual to product sales, as the

Company determined it was no longer probable that this amount would be paid to customers.

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC. The Company regards its policies with respect to revenue recognition, accounts receivable, inventories, asset impairment and restructuring charges as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the first quarter of 2004. These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed, consolidated financial statements and the related notes thereto.

Revenues

Revenues for the quarters ended March 31, 2004 and 2003 were:

	Three months ended March 31,		2004 vs. 2003
(in thousands, except percentages)	2004	2003	$ Change	% Change
Product sales	$17,372	$12,169	$5,203	43%
License and research revenues	62	14	48	343%

	$17,434	$12,183	$5,251	43%

     Product Sales

Substantially all Replagal product sales were in Europe. The increase in sales in the first quarter of 2004 over the comparative periods in 2003 reflects an overall increase in unit sales and the impact of foreign currency fluctuations as described below. A reversal of a 2003 price discount accrual during the first quarter of 2004 contributed approximately $481,000 to first quarter 2004 product sales as the Company determined it was no longer probable that this amount would be paid to customers.

The Company prices Replagal in the functional currency of the country into which it is sold. While overall price levels in local currencies are generally consistent period over period, foreign exchange fluctuations caused an increase in the United States dollar denominated average selling prices. In the first quarter of 2004, foreign currency fluctuations increased sales and gross margins by approximately $2,400,000, or 20%, as compared to the first quarter of 2003. Substantially all of the Company’s manufacturing costs are in United States dollars. Therefore, any fluctuation in the value of the payment currencies relative to the United States dollar is likely to impact gross margins since the Company’s manufacturing costs would remain approximately the same while its revenue in terms of United States dollars would change. The Company’s gross margin will continue to be affected by currency fluctuations in the future.

Product sales and gross margins will be negatively affected if the U.S. dollar strengthens against currencies in which the Company sells Replagal. The Company currently does not engage in foreign currency hedging activities.

     License and Research Revenues

The increase in license and research revenues in the first quarter 2004 from the corresponding period in 2003 was due to the global legal settlement and distribution agreements that the Company executed with Genzyme Corporation (“Genzyme”) in the fourth quarter of 2003. During the fourth quarter of 2003, the Company received $3,055,000 from the agreements with Genzyme which was recorded as deferred revenue. The Company records this deferred revenue as license and research revenue ratably over a thirteen year period, representing the term of the agreement over which the Company will supply bulk drug substance.

Cost of Goods Sold

Components of cost of goods sold are as follows:

	Three months ended March 31,		2004 vs. 2003
(in thousands, except percentages)	2004	2003	$ Change	% Change
Cost of product sales	$2,236	$2,669	$(433)	-16%
Termination of contract manufacturing agreement and related charges	—	832	(832)	-100%

Cost of goods sold	$2,236	$3,501	$(1,265)	-36%

Cost of goods sold as a percentage of product sales	13%	29%

For the three months ended March 31, 2004, cost of goods sold totaled $2,236,000, or 13% of product sales, a decrease of $1,265,000 from $3,501,000, or 29% of product sales, in the corresponding period in 2003. Cost of goods sold consists of expenses incurred in connection with the manufacture of Replagal. The decrease in cost of goods sold as a percentage of sales for the quarter ended March 31, 2004 reflected continuing improvements in manufacturing and production efficiencies as well as the contribution of foreign currency fluctuations to product sales. This decrease also reflects the fact that the Company incurred charges amounting to $832,000, or 7% of product sales, in the first quarter of 2003 related to excess capacity at the terminated contract manufacturer of bulk drug substance of Replagal.

The Company has historically relied on contract manufacturing arrangements with third parties for the production of Replagal bulk drug substance for commercial sale, as well as contract packaging and labeling services. In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, effective in July 2003. In July 2003, the European Commission approved the Company’s manufacturing facility at Cambridge, Massachusetts (the “Alewife Facility”) for the commercial manufacture of bulk drug substance for Replagal. In October 2003, the Company began significant renovations to its manufacturing facility in the Alewife Facility in order to expand its capacity and configure the facility for the production on a commercial scale of products other than Replagal. In anticipation of these renovations, in the third quarter of 2003, the Company ceased all manufacturing operations at the Alewife Facility. Production at the Alewife Facility is scheduled to recommence in the second half of 2004. At the present time, the Company anticipates that existing inventory will be sufficient to fill customer orders for Replagal into 2005. The Company will continue to rely on third party manufacturers for preparation and packaging services.

The Company expects that Replagal inventory produced both at the contract manufacturer and at the Company’s Alewife Facility will be sold in 2004. Cost of goods sold will reflect a mix of full production costs with respect to inventory produced at the contract manufacturer, and partial production costs with respect to inventory manufactured at the Alewife Facility as the majority of such costs were previously expensed. The Company expects the cost of goods sold percentage for 2004 will be approximately 20% of product sales.

Research and Development Expenses

Research and development expenses decreased by $1,145,000, or 5%, to $19,837,000 in the first quarter of 2004, as compared to $20,982,000 during the same period in 2003. The decrease primarily reflects the decreases in research and development staffing and in outside testing and supplies costs in connection with the Company’s restructuring plan. The decrease also reflects the fact that during the first quarter of 2003, the Company incurred approximately $1,700,000 in contract manufacturing costs related to the termination of a contract manufacturing agreement. The decrease in research and development costs was partially offset by increases in clinical trial expenses primarily related to the Company’s I2S pivotal trial which was initiated during the third quarter of 2003, and the start-up costs for the GA-GCB phase I/II trial which the Company initiated in April 2004. The Company expects its research and development costs will continue to increase relative to the first quarter of 2004, primarily as expenditures are expected to increase for the I2S and GA-GCB clinical trials, and for the manufacture of I2S and GA-GCB for use in these studies upon the completion of renovations to the Alewife Facility.

The Company is currently seeking to enter into a contract manufacturing agreement in Europe to produce its Dynepo product outside the United States. This will result in increases in future research and development expenses. Research and development costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to technology transfers, costs associated with the startup of Dynepo manufacturing, and uncertainties in the timing and approval of the manufacturing facility and processes.

The Company’s two largest research and development programs, Replagal and I2S, represent the majority of the Company’s research and development spending. The expenses associated with these programs totaled approximately 63% of total research and development expenses for the three months ended March 31, 2004, as compared to 70% of total research and development expenses for the corresponding period in 2003. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and Gene-Activated protein products, accounted for the balance of the Company’s research and development expenses for the three months ended March 31, 2004.

For the three months ended March 31, 2004, research and development expenses for the Replagal program totaled $5,502,000, a decrease of $1,221,000, or 18%, from $6,723,000 in the corresponding period of 2003. The decrease in the 2004 period is primarily due to the Company’s decision to cease efforts to seek the approval of Replagal in the United States from the United States Food and Drug Administration (the “FDA”). The Company expects the amount of future Replagal-related research and development expenses will decrease significantly. The Company will continue to incur expenses related to the conditions associated with the Company’s European and Canadian approvals of Replagal, including European obligations to conduct additional clinical trials and to submit an annual assessment of Replagal for review by regulatory authorities. Future Replagal-related expenditures are principally dependent upon those regulatory requirements.

For the three months ended March 31, 2004, research and development expenses for the I2S program totaled $6,920,000, a decrease of $959,000 or 12% from $7,879,000 in the corresponding period of 2003. The decrease in the first quarter of 2004 was primarily due to the renovation of the Alewife Facility, which resulted in no production of materials for the I2S clinical trials. This decrease was partially offset by increases in expenses related to the Company’s I2S pivotal clinical trial for which enrollment was completed in the first quarter of 2004.

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

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses were as follows:

	Three months ended March 31,		2004 vs. 2003
(in thousands, except percentages)	2004	2003	$ Change	% Change
General and administrative	$4,133	$5,160	$(1,027)	-20%
Selling and marketing	4,825	4,006	819	20%

Selling, general and administrative expenses	$8,958	$9,166	$(208)	-2%

For the three months ended March 31, 2004, selling, general and administrative expenses were $8,958,000, a decrease of $208,000, from $9,166,000 for the corresponding period in 2003. This decrease reflects executive severance charges incurred in the first quarter of 2003, and legal costs in connection with the Company’s shareholder lawsuits and SEC investigation incurred during the first quarter of 2003 which were incurred at a higher level than in the first quarter of 2004. The overall decrease was partially offset by increases in selling and marketing expenses related to ongoing Replagal sales and marketing efforts by TKT Europe as well as approximately $600,000 in foreign currency fluctuations, due to strengthening United States dollar relative to the Swedish Krona.

The Company expects selling, general and administrative expenses related to selling and marketing expenses to continue to increase in 2004 as the Company establishes infrastructure and distribution capabilities to support commencement of Replagal product sales in additional countries outside of the European Union. In addition, the Company expects to incur transition costs related to the buyout of the minority interest in TKT Europe.

The Company is currently evaluating potential commercialization strategies for Dynepo in Europe, which could contribute to increases in future selling, general and administrative expenses. The Company expects this evaluation will take 18 to 24 months to complete. Future selling, general and administrative costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including the costs to build commercial and distribution infrastructure, and costs related to enter into and support potential sales and marketing licensing agreements with third parties.

Restructuring Charges

In February 2003, the Company announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. As part of this restructuring, during the first quarter of 2003, the Company reduced its United States headcount by approximately 100 positions and consolidated four of its facilities throughout 2003. The Company’s restructuring actions were substantially complete as of December 31, 2003.

Restructuring charges amounted to $861,000 and $3,602,000 for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, the Company recorded $861,000 of restructuring charges related to ongoing facility and lease expenses related to the four vacated facilities. Included in the first quarter 2003 charge is $1,332,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, and $2,270,000, representing the remaining lease obligation for one of the four facilities that the Company no longer occupies. The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet.

Interest Income

Interest income was $308,000 and $776,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest income for the first quarter of 2004 as compared to the same period in 2003 was primarily due to the decrease in cash and marketable securities balances and lower rates of return. During the first quarter of 2004, average cash, cash equivalents, and marketable securities balances were $170,666,000 as compared to $231,400,000 for the same period of 2003. The Company expects incremental growth in interest income due to an increase in cash and marketable securities reflecting proceeds from the Notes offering.

Minority Interest

The Company recorded minority interest charges in the net loss of TKT Europe of $1,000 during the three months ended March 31, 2004. To date, the Company has recorded minority interest charges amounting to $415,000 related to the Company’s 80% interest in the cumulative net income of TKT Europe.

Net Loss

The Company had a net loss of $14,151,000 and $25,945,000 for the three months ended March 31, 2004 and 2003, respectively. Basic and diluted net loss per share was $0.41 and $0.75 for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Sources of Capital

     Since its inception, TKT has financed its operations through:

•	the sale of common and preferred stock;

•	borrowings under debt agreements;

•	revenues from collaborative agreements;

•	interest income; and

•	more recently, with collections from accounts receivable and the sales of the Notes.

On May 4, 2004, the Company sold $90,000,000 principal amount of Notes. The Company granted to the underwriters of the offering of the Notes an overallotment option to purchase an additional $10,000,000 principal amount of the Notes within 30 days of the offering.

In the near term, TKT expects to finance its operations principally from existing cash and cash equivalents, collections of accounts receivable related to sales of Replagal and from the proceeds of the sale of the Notes in April 2004. The Company expects that its existing capital resources, together with anticipated collections on existing and future accounts receivable on product sales, anticipated cash payments under collaborative agreements, proceeds from the sale of the Notes, and interest income, will be sufficient to fund its operations into 2006.

Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $164,634,000 at March 31, 2004, including restricted marketable securities collateralizing letters of credit totaling $7,991,000 and not including $87,300,000 net proceeds received in May 2004 from the sale of the Notes. Included in such amount was $74,273,000 held by TKT Europe, which was primarily denominated in Swedish Krona, British Pound, and Euro. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company used net cash of $9,273,000 for operating activities in the first quarter of 2004. Major cash flow changes consisted of a net loss of $14,151,000, and depreciation expense of $2,924,000. Working capital at March 31, 2004, was $184,539,000 compared to $204,190,000 at December 31, 2003. Accounts receivable decreased by $226,000 in the first quarter of 2004 due to collections on accounts receivable for Replagal sales. Inventory decreased by $1,561,000 in the first quarter of 2004 primarily due to product sales and a cessation of manufacturing activity at the Company’s Alewife Facility.

In certain European countries, such as Italy and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received, and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy and Belgium were 56% and 49% of total accounts receivable at March 31, 2004 and 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, these customers have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company’s liquidity will be adversely affected.

Net cash used for investing activities was $5,710,000 for the quarter ended March 31, 2004. The Company used $5,660,000 during the first quarter of 2004 for property and equipment purchases related to leasehold improvements and equipment for the Company’s manufacturing facility. The Company expects to spend a total of approximately $14,000,000 for purchases of property and equipment during the balance of 2004, principally for expanding its internal manufacturing capabilities.

The effect of exchange rate changes decreased cash and cash equivalents by $1,426,000 and is primarily due to the strengthening United States dollar relative to the Swedish Krona and the translation of our foreign subsidiaries’ cash and accounts receivable balances, which are primarily denominated in the Euro currency.

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

On May 4, 2004, the Company sold $90,000,000 principal amount of 1.25% Senior Convertible Notes with a scheduled maturity in 2011. The Company also granted the underwriters an overallotment option to purchase up to an additional $10,000,000 aggregate principal amount of the Notes. The Company received net proceeds amounting to approximately $87,300,000, which will be used to fund its operations and its expected purchase of the minority interest in TKT Europe. The Company also plans to meet its long-term cash requirements through anticipated proceeds from collections on existing accounts receivable, anticipated cash payments under collaborative agreements, and interest income.

In December 2000 the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2000. This shelf registration statement permits the Company to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $500,000,000. Following the sale of the Notes, the Company had approximately $132,000,000 worth of securities available for issuance under a shelf registration statement. The Company may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, and collaborative research and development agreements.

If the Company is unable to obtain additional future financing, the Company may be required to significantly curtail one or more of its research or development programs or some of its commercial activities, which could harm the Company’s business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the Company’s continued progress in its preclinical and clinical development programs, and the extent of its commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

Contractual Obligations

The Company has contractual obligations in the form of operating leases, clinical trials contractual obligations, and equipment purchase commitments. These contractual obligations at March 31, 2004 have not changed significantly from December 31, 2003.

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

As of March 31, 2004, the Company had committed to pay approximately $9,500,000 to various contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company does expect to pay for these commitments throughout 2004 and into 2005 as ongoing trials are completed.

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

Litigation Expenses

The Company is a party to the legal proceedings listed below which are described in greater detail under Note 7 to the Condensed Consolidated Financial Statements. The costs related to these proceedings have been significant and the Company expects that these costs will continue to be significant. The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

     • The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this patent litigation and paid the Company $1,555,000. Mt. Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired. As of March 31, 2004, the Company had incurred approximately $4,687,000 in litigation expenses associated with the Replagal litigation.

     • The Company and Aventis have been involved in patent infringement actions with Kirin-Amgen and Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the litigation expenses, for 50% of the expenses incurred in the United States after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company is responsible for all litigation expenses outside of the United States incurred after March 26, 2004. The Company currently estimates that its share of the expenses associated with the litigation will be significant.

     • In 2003 various parties filed purported class action lawsuits against the Company, its former CEO, former CFO, the members of the Company’s Board of Directors and other parties. In April 2003 a derivative law suit was filed against the Company’s former CEO, the members of the Company’s Board of Directors and the Company as a nominal defendant, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders. In May 2004, the Court granted the Company's motion to dismiss the derivative law suit. The plaintiffs may appeal this ruling. As of March 31, 2004, the Company had incurred approximately $1,100,000 related to the shareholders law suit and derivative law suit.

     • In May 2003 the Company received a copy of a formal order of investigation by the SEC. As of March 31, 2004, the Company had incurred approximately $1,400,000 related to this matter.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that involve risks and uncertainties. The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those set forth below under “Certain Factors That May Affect Future Results.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Certain Factors That May Affect Future Results

     The following important factors could cause actual results to differ from those indicated by forward-looking statements made by the Company in this quarterly report and elsewhere from time to time.

Financing risks

We have not been profitable and expect to continue to incur substantial losses.

We have experienced significant operating losses since our inception in 1988. As of March 31, 2004, our accumulated deficit was $454.8 million. We had net losses of $14.2 million in the three months ended March 31, 2004, $75.2 million in 2003, $129.8 million in 2002 and $70.2 million in 2001.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $17.4 million in product sales in the three months ended March 31, 2004, $57.2 million in product sales in 2003 and $34.7 million in product sales in 2002. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

We may need additional financing, which may be difficult to obtain. If we do not obtain additional financing, our business, results of operations and financial condition may be adversely affected.

Our cash requirements for operating activities, financing activities and investment activities have historically exceeded our internally generated funds. We expect that our cash requirements for such activities will continue to exceed our internally generated funds until we are able to generate substantial product sales.

We expect that our existing capital resources, together with the net proceeds from the offering of the Notes, anticipated proceeds from collections on existing accounts receivable, anticipated future product sales and margins on such sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2006 and to fund our expected purchase of the minority stockholders’ interest in our majority-owned subsidiary in Europe, TKT Europe-5S AB, for between $55 million and $65 million. However, our existing capital resources, the net proceeds from the offering, and our other anticipated sources of capital may not provide adequate funds to satisfy our capital requirements. Our future capital requirements will depend on many factors, including the following:

• the timing and amount of Replagal product sales, as well as the cash collections on receivables;

• continued progress in our research and development programs, particularly with respect to iduronate-2-sulfate, or I2S, and Gene-Activated glucocerebrosidase, or GA-GCB;

• our ability to commence the manufacturing of Dynepo on a timely and cost-effective basis and the timing and commercial success of the launch of Dynepo in the European Union;

• the scope and results of our clinical trials;

• the timing of, and the costs involved in, obtaining regulatory approvals;

• the cost of expansion of our internal manufacturing facilities;

• the inherent variability of product yields in biological manufacturing activities;

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

• the timing and cost of our purchase of the minority interest in TKT Europe;

• the outcome of the SEC investigation referred to in the condensed, consolidated financial statements; and

• our ability to establish and maintain collaborative arrangements.

Because we expect to incur substantial operating losses in the future, we may need to seek additional funding for our operations. We may do so through collaborative arrangements and public or private debt or equity financings. Additional financing may not be available to us on acceptable terms, if at all. If we do not obtain additional financing, our financial condition may be adversely affected.

If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. If we raise additional funds by issuing debt securities, our total indebtedness will increase and we may subject ourselves to covenants that limit or restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or some of our commercialization activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue on our own.

We have significant indebtedness and we may incur additional indebtedness in the future. Our current indebtedness and any future indebtedness we incur exposes us to risks that could adversely affect our business, operating results and financial condition.

We incurred $90 million of indebtedness when we sold the notes. We may also incur additional long-term indebtedness or obtain working capital lines of credit to meet future financing needs. This indebtedness could have significant negative consequences for our business, operating results and financial condition, including:

• increasing our vulnerability to adverse economic and industry conditions;

• limiting our ability to obtain additional financing;

• requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

• limiting our flexibility in planning for, or reacting to, changes in our business; and

• placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

If we experience a decline in revenues, we could have difficulty making required payments on the notes and any indebtedness which we may incur in the future. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the notes and any such indebtedness to accelerate the maturity of the notes and any such indebtedness and could cause defaults under the notes or any such indebtedness we may incur in the future. Any default under the notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, operating results and financial condition.

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices.

Our common stock has been and in the future may be subject to substantial price volatility. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

• announcements of technological innovations or new commercial products by our competitors;

• disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

• results of litigation;

• the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

• the timing of our expected purchase of, and the purchase price for, the holdings of the minority stockholders in TKT Europe;

• governmental regulation and approvals;

• developments in patent or other proprietary rights;

• public concerns as to the safety of products developed by us or the fields of study in which we work; and

• general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2002 to March 31, 2004, the closing sale price of our common stock on the Nasdaq National Market ranged from a low of $3.74 per share to a high of $46.50 per share. You must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, our stockholder rights plan and Delaware law, may prevent a change in control or management that securityholders may consider desirable.

Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions could have the effect of delaying, deferring, or preventing a change in control of us or a change in our management that securityholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock or our other securities.

Development, clinical and regulatory risks

If our clinical trials are not successful, we may not be able to develop and commercialize our products, including I2S.

In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the U.S. Food and Drug Administration, or FDA, or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons. Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the potential product.

For example, in November 2002, the FDA indicated to us that the data for Replagal that we submitted in connection with our biologics license application, or BLA, was not adequate for approval, and in January 2003, the FDA’s Endocrinologic & Metabolic Drugs Advisory Committee concluded that our clinical data did not provide substantial evidence of efficacy. In January 2004, we withdrew our BLA for Replagal.

The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced-stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

The timing of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and the availability of alternative treatments. Delays in planned patient enrollment may result in increased costs and prolonged clinical development. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to accrue and maintain the number of patients into one of our clinical trials for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the products being tested in such clinical trial are safe and effective.

Regulatory authorities, clinical investigators, institutional review boards, data safety monitoring boards and the hospitals at which our clinical trials are conducted all have the power to stop our clinical trials prior to completion. If our studies are not completed, we would be unable to show the safety and efficacy required to obtain marketing authorization for our products.

We may not be able to obtain marketing approvals for our products, which would materially impair our ability to generate revenue.

We are not able to market any of our products in the United States, Europe or in any other jurisdiction without marketing approval from the FDA, the European Commission, or any equivalent foreign regulatory agency. The regulatory process to obtain marketing approval for a new drug or biologic takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved.

In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our marketing authorization application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, and approximately five years after we filed our investigational new drug application, or IND, with the FDA. The FDA never approved Replagal in the United States and, in January 2004, we withdrew our BLA for Replagal. We are continuing to seek marketing approval for Replagal in a number of other countries in the world. However, we may not obtain approvals in one or more of these countries.

We are currently conducting a pivotal clinical trial of I2S in 96 patients with Hunter syndrome at nine sites around the world. If the results are positive, we expect to submit applications for marketing approval in the United States and in the European Union in the second half of 2005. However, even if we submit such applications, the FDA, the European Commission and other regulatory agencies to which we submit applications may not agree that our product is safe and effective and may not approve our product.

Although the European Commission has granted marketing approval of Dynepo in the European Union, Dynepo has not been approved in the United States. In 2000, Aventis Pharmaceuticals Inc. submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing, and requested that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA, and we cannot predict whether or when Aventis will do so.

There can be no assurance as to whether or when any of our applications for marketing authorization relating to any of our products, including Replagal, I2S, and Dynepo, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product. For example, there are conditions associated with our European Union approval of Replagal, including an obligation to conduct additional clinical trials and an obligation to submit an annual assessment of Replagal for review by the Committee for Proprietary Medicinal Products, or CPMP. If we do not complete these clinical trials on a timely basis or the results of these trials are not satisfactory to the CPMP, the European Commission may withdraw or suspend our Replagal approval. If approval of an application to market a product is not granted on a timely basis or at all, or we are unable to maintain our approval, our business may be materially harmed.

We may not be able to obtain orphan drug exclusivity for our products for the treatment of rare genetic diseases. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have our competitive products approved by the applicable regulatory authority for a significant period of time.

Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, certain tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved for a period of up to 10 years in the European Union, and for a period of seven years in the United States, except in limited circumstances set forth in the U.S. Food, Drug and Cosmetic Act and its implementing regulations, which we refer to as the FDA law. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do as Genzyme Corporation did with its Fabrazyme product in the United States, as discussed below. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

In August 2001, the European Commission granted marketing authorization of Replagal in the European Union. The European Commission also granted marketing authorization of Genzyme Corporation’s Fabrazyme product in the European Union in August 2001. In connection with these approvals, the European Commission granted Replagal and Fabrazyme co-exclusive orphan drug status in the European Union for up to 10 years.

In April 2003, Genzyme received marketing authorization in the United States for Fabrazyme. Because Fabrazyme had received orphan drug designation in the United States, upon its marketing approval, Fabrazyme received orphan drug exclusivity. Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the United States market for seven years, until April 2010, unless we receive approval to market and sell Replagal in the United States and we can demonstrate that Replagal satisfies the limited criteria for exceptions set forth in the FDA law. In January 2004, we withdrew our BLA for Replagal. We will not be able to market Replagal in the United States unless we resubmit, and obtain the FDA’s approval of, our BLA for Replagal.

In November 2001, our I2S product for the treatment of Hunter syndrome was designated an orphan drug in the United States and in the European Union. If our I2S product is the first such product to receive marketing approval for Hunter syndrome, then our I2S product will be entitled to orphan drug exclusivity and no other application to market the same drug for the same indication may be approved, except in limited circumstances, for a period of up to 10 years in the European Union and for a period of seven years in the United States. If we are not able to maintain this orphan drug exclusivity, our business may be adversely affected.

If we fail to comply with the extensive regulatory requirements to which we and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Failure to comply with the law administered by the FDA, the EMEA, or other governmental authorities could result in any of the following:

• delay in approving or refusal to approve a product;

• product recall or seizure;

• interruption of production;

• operating restrictions;

• warning letters;

• injunctions;

• criminal prosecutions; and

• unanticipated expenditures.

For example, the European Commission approved Replagal under “exceptional circumstances.” Approval under exceptional circumstances means that the European Commission accepted less-than-complete clinical data because it determined that it would be impractical or unethical for the drug sponsor to carry out full-scale pivotal clinical trials. The European Commission imposes specific obligations on the drug sponsor when granting such approvals. These obligations form part of the formal marketing authorization issued by the European Commission and are reviewed by the CPMP at the intervals specified, minimally on an annual basis. The annual review includes a reassessment of the overall benefit/risk ratio of the product. If the drug sponsor does not fulfill the specific obligations imposed in connection with approval, the European Commission may vary, suspend or withdraw the marketing authorization for the product. The European Commission required us as part of its post-approval requirements for Replagal to conduct additional clinical trials of Replagal. If we do not complete these clinical trials on a timely basis, the results of these studies are not satisfactory to the CPMP or we otherwise fail to comply with the conditions imposed on us pursuant to the approval under exceptional circumstances, the European Commission could withdraw or suspend its approval of Replagal. Because Replagal is currently our only commercial product, the withdrawal or suspension of the European Commission’s approval of Replagal could materially adversely affect our business, results of operations and financial condition.

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

Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice regulations, or GMP. Regulatory authorities, including the EMEA and the FDA, periodically inspect manufacturing facilities to assess compliance with GMP. Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance.

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

After completion of a clinical trial designed to show safety or effectiveness, we often enroll patients taking our products in maintenance clinical trials in which these patients continue to receive treatment with our products pending approval for marketing authorization in the relevant jurisdiction. We receive no payments for such treatment. The costs associated with maintaining open-ended maintenance clinical trials can be significant. If we fail to obtain marketing authorizations in a timely manner for the product being tested in such trials, our costs associated with these maintenance clinical trials will increase and we may continue to supply the product for use in clinical trials without remuneration to us.

Our research and development efforts may not result in products appropriate for testing in human clinical trials.

We expend significant resources on research and development and preclinical studies of product candidates. However, these efforts may not result in the development of products appropriate for testing in human clinical trials. For example, our research may result in product candidates that are not expected to be effective in treating diseases or may reveal safety concerns with respect to product candidates. We may postpone or terminate research and development of a product candidate or a program at any time for any reason such as the safety or effectiveness of the potential product, allocation of resources or unavailability of qualified research and development personnel.

Adverse events in the field of gene therapy may impair our ability to enter into collaborative arrangements for our gene therapy programs.

In connection with our restructuring in the first quarter of 2003, we terminated internal development of our gene therapy programs and now are seeking collaborators with which to continue to develop these programs. Adverse events in the field of gene therapy, although not occurring in our clinical trials, may impair our ability to generate value from our gene therapy programs or to enter into collaborations for our programs. In particular, in November 1999, a patient with a rare metabolic disorder died in a gene therapy trial conducted at the University of Pennsylvania. In addition, in October 2002, a French boy developed a leukemia-like disease nearly three years after participating in a gene therapy study as a baby. As a result of these and other events, a number of gene therapy clinical trials have been terminated or suspended in the United States and in other countries, and regulatory authorities have grown increasingly concerned about the safety of gene therapy.

Litigation and intellectual property risks

We are a party to litigation with Kirin-Amgen, Inc. and Amgen Inc. involving Dynepo which could preclude us from manufacturing or selling Dynepo in the United Kingdom and the United States.

In July 1999, we commenced legal proceedings with Aventis in the United Kingdom against Kirin-Amgen, which sought a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords agreed to hear this appeal during the summer of 2004. Although Kirin-Amgen’s U.K. patent expires in December 2004, if Kirin-Amgen’s appeal to the House of Lords is successful, Kirin-Amgen will have the right to seek a post-expiry injunction against Aventis and us to preclude us from manufacturing or selling Dynepo in the United Kingdom for a period of time after the U.K. patent expires equal to the period during which Kirin-Amgen alleges that we and Aventis infringed the U.K. patent.

In addition, in April 1997, Amgen commenced a patent infringement action against us and Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts has concluded the remand proceedings and heard oral argument on some of these issues in July 2003. We expect that the United States District Court of Massachusetts will enter a decision on the remanded issues at some point during the first half of 2004. The United States District Court of Massachusetts also recently issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that we and Aventis infringe such patents in light of recent Supreme Court precedents. On remand, we and Aventis presented affirmative defenses with respect to such patents. We, Amgen and Aventis all have the right to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

We can provide no assurance as to the outcome of either litigation. If we and Aventis are not successful in the Dynepo litigation, we and Aventis would be precluded from making, using and selling Dynepo in the United States and/or in the United Kingdom, as applicable. We are required to reimburse Aventis, which controls the U.S. litigation and is paying the U.S. litigation expenses, for 50% of the expenses incurred in connection with the U.S. litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe us with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of the U.S. litigation expenses. We have the right to control the U.K. litigation and any other litigation that might arise outside of the United States and are responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

We are a party to a shareholder lawsuit and a derivative action regarding the adequacy of our public disclosure which could have a material adverse affect on our business, results of operations and financial condition.

In January and February 2003, various parties filed purported class action lawsuits against us and Richard Selden, our former Chief Executive Officer, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003. Each of the complaints asserts claims under Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that we and our officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of our Replagal product to treat Fabry disease during that period.

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

In July 2003, the plaintiffs filed a Consolidated and Amended Class Action Complaint, which we refer to as the Amended Complaint, against us; Dr. Selden; Daniel Geffken, our former Chief Financial Officer; Walter Gilbert, Jonathan S. Leff, Rodman W. Moorhead, III, and Wayne P. Yetter, members of our board of directors; William R. Miller and James E. Thomas, former members of our board of directors; and SG Cowen Securities Corporation, Deutsche Bank Securities Inc., Pacific Growth Equities, Inc. and Leerink Swann & Company, underwriters of our common stock in prior public offerings.

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of Replagal during that period. The Amended Complaint asserts claims against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act; against Dr. Selden and us under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In September 2003, we filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. A class has not been certified, and the court has not made any decision on the motion.

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

In September 2003, we served a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted the Company’s motion to dismiss. The plaintiffs may appeal this ruling.

As of March 31, 2004, we had spent approximately $1.1 million related to these lawsuits. We expect that the costs related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

The SEC is investigating us regarding our public disclosures and filings, as well as transactions in our securities, which could have a material adverse effect on our business, results of operations and financial condition.

In May 2003, we received a copy of a formal order of investigation by the SEC. The order of investigation relates to our disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in our securities. We are cooperating fully and will continue to cooperate fully with the SEC in the investigation. As of March 31, 2004, we had spent approximately $1.4 million related to this matter.

If this investigation results in a determination that we have failed to properly disclose information relating to Replagal and the status of the FDA’s approval process for Replagal or that there were improper transactions in our securities, we could be subject to substantial fines or penalties and other sanctions. An adverse determination could have a material adverse effect on our business, results of operations and financial condition. However, at this time, we cannot accurately predict the outcome of this proceeding. In addition, even if we are successful, this investigation may divert the attention of our management and other resources that would otherwise be engaged in running our business.

We may become involved in additional and expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.

The biotechnology industry has been characterized by significant litigation, and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation beyond the Amgen litigation described above and to other proceedings with respect to our products and technologies.

An adverse outcome in any patent litigation or other proceeding involving patents could subject us to significant liabilities to third parties and require us to cease using the technology or product that is at issue or to license the technology or product from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, any such litigation or proceeding will divert management’s attention and resources. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to develop, manufacture, and market products, form collaborations, and compete in the marketplace.

If we are unable to obtain and maintain patent protection for our discoveries, the value of our technology and products may be adversely affected.

Our success will depend in large part on our ability to obtain and maintain patent protection for our processes and products in the United States and other countries. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. We may not be issued patents relating to our technology or products. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because some patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing or are maintained in secrecy until patents issue from those patent applications, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. For this reason, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications. As a result, third parties could assert claims against us concerning our gene activation or other technology.

Our overall patent strategy with respect to our gene activation technology and our protein products made using our gene activation technology is to attempt to obtain patent coverage for gene activation of the gene that encodes the product, the composition of matter of the product, the method of making the product, cells or cell lines capable of expressing the product, and the genetic constructs used to obtain the product. We have been unable to obtain patent claims in all categories with respect to all of our Gene-Activated protein products. Nonetheless, while our patent portfolio may afford us protection against competitors with similar technology and competitors which attempt to make products in human cell or cell lines, it may not afford us protection against all competitors, such as those who make the same products in mouse, rodent, bacterial or yeast cells.

The expiration dates for the patents and patent applications covering our principal products are as follows:

• Replagal—The principal issued patents and patents that may issue from pending patent applications covering Replagal expire or will expire in the United States in 2017 and in Europe at various dates from 2012 to 2017.

• I2S—The principal issued patents and patents that may issue from pending patent applications covering I2S expire or will expire in the United States at various dates from 2011 to 2016. There are no European patents or pending patent applications covering I2S.

• GA-GCB—The principal issued patents and patents that may issue from pending patent applications covering GA-GCB expire or will expire in the United States at various dates from 2014 to 2017 and in Europe in 2012.

• Dynepo—The principal issued patents and patents that may issue from pending patent applications covering Dynepo expire or will expire in the United States at various dates from 2011 to 2018 and in Europe in 2012.

Third parties may own or control patents or patent applications and require us to seek licenses, which would increase our development and commercialization costs, or prevent us from developing or marketing our products or technologies.

We may not hold proprietary rights to certain product patents, process patents, and use patents related to our products or their methods of manufacture. In some cases, these patents may be owned or controlled by third parties. Therefore, in some cases, in order to develop, manufacture, sell or import some of our existing and proposed products or processes, we may choose to seek, or be required to seek, licenses under third party patents or those patents that might issue from patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell, use or import the affected products or processes.

For example, we are aware of third party patents and patent applications that relate to gene activation. We believe that our gene activation technology does not infringe any third party patents that we believe to be valid. We use our gene activation technology to manufacture Replagal, Dynepo, GA-GCB and other products. If the use of our gene activation technology were found to infringe a valid third party patent, we could be precluded from manufacturing and selling such products and our business, results of operations and financial condition would be materially adversely affected.

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

We are a party to over 20 patent licenses under which we have acquired rights to proprietary technology of third parties, including licenses to patents related to I2S and Dynepo, and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and we could lose our license to use the acquired rights. If these rights are lost, we may not be able to market products that were covered by the license.

Business risks

Our revenue from product sales is dependent on the commercial success of Replagal.

Replagal is our only commercial product. We expect that Replagal will account for all of our product sales until at least the fourth quarter of 2005. The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. The commercial success of Replagal will also depend in part upon Replagal receiving marketing approval in Japan and other countries. We have ceased our efforts to seek the approval of Replagal in the United States. If Replagal is not commercially successful, our business, results of operations and financial condition will be materially adversely affected.

Our revenue from sales of Replagal and our cash held by TKT Europe are subject to foreign currency fluctuations.

We have exposure to currency risk for Replagal sales in Europe. Country-by-country pricing of Replagal was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Since the approval of Replagal in August 2001, the United States dollar has weakened substantially versus most European currencies, including the Euro, which has resulted in increased revenues for us from sales of Replagal. If the United States dollar were to strengthen versus these currencies, this currency fluctuation would adversely impact our Replagal product sales. Foreign currency fluctuations favorably contributed $2.4 million to product sales for the three months ended March 31, 2004 as compared to first quarter of 2003 and $9.4 million to product sales for the year ended December 31, 2003 as compared to the same period of 2002.

We also have exposure to currency risk for cash and cash equivalents held by TKT Europe, which are primarily denominated in Swedish Krona, British Pound and Euro. Any change in the value of the U.S. dollar as compared to these foreign currencies may have an adverse effect on our liquidity. For example, a hypothetical 10 percent strengthening of the U.S. dollar relative to these foreign currencies would result in an approximate $6.8 million decrease in our cash and marketable securities held by TKT Europe as of March 31, 2004.

The continuity of our sales of Replagal in Europe may be affected by our expected purchase of the holdings of the minority stockholders of TKT Europe.

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

Under the stockholders’ agreement for TKT Europe, we are entitled to purchase the minority stockholders’ 20% ownership interest in TKT Europe beginning in September 2004 for a price determined in accordance with a formula. Should we not exercise that right, the minority stockholders of TKT Europe can require us to purchase the minority stockholders’ ownership interest sixty days thereafter. We currently expect that we will purchase the minority stockholders’ interest in TKT Europe for between $55 million and $65 million based on our current estimates for sales and expenses.

If we purchase the minority stockholders’ interest in TKT Europe or if the minority stockholders exercise their contractual right to require us to purchase their interest, our ability to successfully market and sell Replagal in Europe thereafter will depend in part on our ability to integrate the functions of TKT Europe into our infrastructure. In addition, if we cannot retain existing marketing and sales personnel of TKT Europe, it is likely that the current relationships that TKT Europe maintains with patients, physicians and other key decision-makers for the treatment of Fabry disease will be affected, which could adversely affect our business and results of operations in Europe, including our sales of Replagal, and could result in the loss of sales and market share for Replagal in Europe.

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

Therapeutics for the treatment of rare genetic diseases

We believe that the primary competition with respect to our products for the treatment of rare genetic diseases is from biotechnology and smaller pharmaceutical companies. Competitors include Actelion Ltd., BioMarin Pharmaceutical Inc., and Genzyme. The markets for some of the potential therapeutics for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist, we may not be able to successfully commercialize our products.

Our primary competition with respect to Replagal is Genzyme. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years. Fabrazyme has received marketing authorization and orphan drug exclusivity in the United States.

We believe that our primary competition with respect to our GA-GCB product for the treatment of Gaucher disease will be Genzyme’s product for the treatment of Gaucher disease, Cerezyme.

Gene-Activated versions of proteins that would compete with currently-marketed proteins

We have developed several Gene-Activated protein products that would compete with proteins that are currently being marketed by third parties. For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan. Additional competitors to Dynepo may emerge following the expiration of Amgen’s European patents in December 2004.

Many of the products against which our Gene-Activated protein products, such as Dynepo and GA-GCB, would compete have well-known brand names, have been promoted extensively, and have achieved market acceptance by third party payors, hospitals, physicians, and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have often served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block our entry into the market by asserting that our Gene-Activated protein products infringe their patents. Many of these companies are also seeking to develop and commercialize new or potentially improved versions of their proteins.

Gene therapy

Our gene therapy system will have to compete with other gene therapy systems, as well as with conventional methods of treating the disease and conditions targeted. Although no gene therapy product is currently marketed, a number of companies, including major biotechnology companies, pharmaceutical companies and development stage companies, are actively involved in this field.

The commercial success of our products will depend on the degree that the market is receptive to our products upon introduction.

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

If we cannot achieve market acceptance for our products, our business, results of operations and financial condition will be adversely affected.

We have limited manufacturing experience and may not be able to develop the experience and capabilities needed to manufacture our products in compliance with regulatory requirements. If we cannot develop this experience or capabilities, we may not be able to manufacture our products, the manufacture of our products may be subject to significant delays or we may incur significant costs.

The manufacture of proteins is complicated and technical. We have limited manufacturing experience. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We have manufactured, and plan to continue in the future to manufacture, the bulk drug substance for Replagal, I2S and GA-GCB for preclinical testing, clinical trials, and commercial sale. We intend to engage third party contract manufacturers to manufacture Dynepo for us.

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

We are developing new manufacturing processes to produce bulk drug substance for Replagal. In the European Union, we will need to obtain regulatory approval of an amendment to our MAA describing these processes for Replagal before we can sell Replagal manufactured using these processes. If we cannot obtain this regulatory approval, we will not be able to sell Replagal manufactured using these processes.

In some of our manufacturing processes, we use bovine-derived serum sourced from Canada and the United States. The discovery of cattle in both Canada and the United States with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on our products, or prohibit us from using our products at all in such countries.

We are incurring significant costs to expand and renovate our manufacturing facility. Any delays in completing the expansion and renovation of our facility and bringing the facility into compliance with GMP could adversely affect our ability to supply the bulk drug substance needed to manufacture our products other than Dynepo.

We are investing substantial funds to expand the capacity of our manufacturing facility in Cambridge, Massachusetts and to configure the facility for the production at a commercial scale of additional products. In anticipation of this expansion and renovation, in the third quarter of 2003, we ceased all manufacturing operations at our manufacturing facility, including the manufacture of Replagal. We expect to complete this expansion and renovation in the first half of 2004 and recommence manufacturing operations in the second half of 2004. Following completion of this expansion and renovation, our manufacturing facility will have to comply with GMP before we can ship bulk drug substance made at our manufacturing facility for commercial sale and clinical trials. If we are unable to successfully complete this expansion and renovation in a timely manner or to bring the facility into compliance with GMP, our ability to supply our products for commercial sale and clinical use, including Replagal, I2S and GA-GCB, could be interrupted and our sales of Replagal and the timing of our I2S or GA-GCB clinical trials could be adversely affected.

We depend on third party contract manufacturers for various aspects of the manufacture of Replagal, I2S and GA-GCB, including the preparation and packaging of TKT-manufactured bulk drug substance into finished product, and plan to depend entirely on third party contract manufacturers for the manufacture of Dynepo. If these manufacturers fail to meet our requirements or applicable regulatory requirements, our product development and commercialization efforts may be materially harmed.

To the extent that we are a party to manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. For instance, other than with respect to the manufacturing of the bulk drug substance for Replagal, I2S, and GA-GCB, we rely on contract manufacturing arrangements with third parties for all aspects of the manufacture of our products, including the preparation and packaging of TKT-manufactured bulk drug substance into finished product. Each of these manufacturing arrangements relates to only some aspects of the manufacturing process. In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing, agreement with us, and if the manufacturer’s failure materially delays the ultimate production of Replagal, I2S, or GA-GCB or adversely affects our inventory levels, our sales of Replagal or the timing of our I2S or GA-GCB clinical trials could be adversely affected.

Before we can market and sell Dynepo in the European Union, we will need to establish manufacturing capabilities for Dynepo outside of the United States. Specifically, we will need to enter into arrangements with contract manufacturers, work with the contract manufacturers to set up and validate manufacturing processes and obtain the approval from the European Commission of an amendment to the MAA for Dynepo reflecting the new manufacturing sites. If we cannot establish contract manufacturing arrangements on favorable terms or at all, successfully set up and validate manufacturing processes or obtain the approval of the European Commission, we will not be able to sell Dynepo in the European Union when planned, which could result in Dynepo being subject to additional competition and which would adversely affect our cash resources.

The value of the inventory under the control of our third party contract manufacturers far exceeds the amount of liability such third parties are willing to assume for their negligence. In the event that inventory in the possession of one of our third party manufacturers is damaged, we could face significant financial losses and we could also experience an interruption in supply which could have a significant adverse affect on our sales.

There are a limited number of third party manufacturers capable of manufacturing our protein products with a limited amount of production capacity. As a result, we may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

If we fail to manage our inventory correctly, or our inventory is destroyed, damaged or expires, we could experience supply shortages and significant costs to build inventory or a significant build-up of high-cost products and raw materials, which could cause us to experience cash flow difficulties as well as financial losses.

Manufacture of proteins, including our products and potential products, is expensive and requires lengthy production cycle times. We build inventory of both bulk drug substance and of finished product in order to ensure the adequate supply to patients of our products and potential products, including Replagal and I2S. Accordingly, we have significant capital invested in inventory because of the high cost of manufacturing protein products, including Replagal and I2S. In the event that any of our facilities containing inventory are damaged, the inventory at the facility could be destroyed or damaged. We may not be able to produce or have produced replacement inventory on a timely basis or at all. We also have limited experience in managing our supply for Replagal and our other potential products. If we fail to keep an adequate inventory of our products, it is possible that patients could miss treatments, which could have an adverse effect on our ability to sell our products and on our clinical trials. Conversely, if we are unable to sell our high-cost inventory in a timely manner, or if our high-cost inventory were to be destroyed or expire, we could experience cash flow difficulties as well as financial losses.

Some of the raw materials used to manufacture our products are expensive and are available from a small number of suppliers. If we fail to keep an adequate inventory of our raw materials, it is possible that we would be unable to manufacture our products in a timely manner. Conversely, if we are unable to use our high-cost raw materials, or if our high-cost raw materials were to be destroyed or expire, we could experience cash flow difficulties as well as financial losses.

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

In the United States and elsewhere, the availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. For example, in Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. Governmental and reimbursement authorities or third party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and the other products we are developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products we are developing may be prescribed. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected, possibly materially.

We expect that the prices for many of our products, when commercialized, including in particular our products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. For example, we have established pricing and reimbursement for substantially all patients receiving Replagal in the European Union. Country-by-country pricing was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. We may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products for which we seek a high price.

We also may experience pricing pressure with respect to Replagal and other products for which we may obtain marketing approval due to the trend toward managed health care, the increasing influence of health maintenance organizations and legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or is limited in scope or amount.

We have limited sales and marketing experience and capabilities and will need to develop this expertise or depend on third parties to successfully sell and market our products on our behalf to generate revenue.

Except for TKT Europe with respect to the marketing and selling of Replagal, we have limited sales and marketing experience and capabilities, and limited resources to devote to sales and marketing activities. In order to market our products, including Replagal and Dynepo, we will need to develop this experience and these capabilities or rely upon third parties to perform these functions. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products and with Replagal following our expected purchase of the minority stockholders’ interests in TKT Europe, we may not be able to recruit and maintain sales and marketing personnel, which would adversely affect our sales efforts in Europe.

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

We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Genzyme to develop and commercialize I2S in Japan and certain other countries in Asia; on Aventis to develop, obtain regulatory approvals for, and manufacture, market, and sell Dynepo in the United States; and Sumitomo to develop and commercialize Replagal in Japan, Korea, China and Taiwan. We also use third party distributors to distribute Replagal in many areas of the world including Australia, Canada, Europe, and Israel. Our collaborators may not devote the resources necessary or may otherwise be unable or unwilling to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under specified circumstances. In some cases, we may not receive payments contemplated in the agreements with our collaborators if our collaborators fail to achieve certain regulatory and commercial milestones.

Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

• reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues;

• under our collaboration agreements, we cannot conduct specified types of research and development and marketing and sales activities in the field that is the subject of the collaboration. These agreements have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties;

• our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products;

• our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us or that could affect our collaborators’ commitment to the collaboration with us;

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. Although we rely heavily on these parties for successful execution of our clinical trials, we do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

A significant portion of our revenues are concentrated among a limited number of significant customers. The loss of a significant customer could lower our revenues and adversely affect our business, results of operations and financial condition.

We have three significant customers who accounted for 18%, 12% and 12%, respectively, of our product sales in 2003. The same customers accounted for 8%, 6% and 22% of our product sales in 2002. The loss of any significant customer may significantly lower our revenues and adversely affect our business, results of operations and financial conditions.

We may be exposed to product liability claims and may not be able to obtain adequate product liability insurance. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

As of March 31, 2004, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. Foreign currency fluctuations favorably contributed $2,400,000 to product sales for the three months ended March 31, 2004 as compared to the same period of 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

1.	Current Report on Form 8-K, furnished on January 13, 2004, announcing the Company’s decision to end efforts to seek U.S. approval of Replagal and that the Company expected fourth quarter 2003 Replagal sales to approximate third quarter Replagal sales.

2.	Current Report on Form 8-K, furnished on March 11, 2004, announcing the Company’s financial results for the quarter ended March 31, 2004.

3.	Current Report on Form 8-K, filed on March 29, 2004, announcing that Aventis Pharmaceuticals, Inc. has returned rights to Dynepo to the Company for all indications in Europe and all other territories outside the United States.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: May 10, 2004	By:	/s/ Michael J. Astrue
Michael J. Astrue
President and Chief Executive
Officer

Date: May 10, 2004	By:	/s/ Gregory D. Perry
Gregory D. Perry
Vice President, Finance, and Chief
Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.42*#	Amended and Restated License Agreement, dated March 26, 2004, between Aventis Pharmaceuticals, Inc. and the Registrant

31.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Securities Exchange Act of 1934, as amended.