Form 10-Q
period 2004-06-30
TRANSKARYOTIC THERAPIES INC
filed 2004-08-09
CIK 885259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes     ☒     No ☐

At July 30, 2004, there were 34,743,987 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except par values)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$224,313	$172,954
Marketable securities, restricted	7,996	7,993
Accounts receivable	24,745	23,064
Inventories	13,906	16,741
Prepaid expenses and other current assets	11,443	4,587

Total current assets	282,403	225,339
Property and equipment, net	64,964	61,908
Other assets	4,858	1,922

Total assets	$352,225	$289,169

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,671	$7,466
Accrued expenses	18,901	11,925
Current portion of accrued restructuring charges	1,423	1,523
Current portion of deferred revenue	235	235
Interest payable	186	—

Total current liabilities	28,416	21,149

Long-term portion of accrued restructuring charges	5,999	6,518
Long-term portion of deferred revenue	2,667	2,767
Convertible notes payable	94,000	—
Minority interest	381	413
Stockholders’ equity:
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 35,058 and 34,974 shares issued, and 34,691 and 34,607 shares outstanding, at June 30, 2004 and December 31, 2003, respectively	351	350
Additional paid-in capital	687,171	686,545
Accumulated deficit	(475,029)	(440,668)
Accumulated other comprehensive income	10,551	14,377
Less treasury stock, at cost; 367 shares at June 30, 2004 and December 31, 2003	(2,282)	(2,282)

Total stockholders’ equity	220,762	258,322

Total liabilities and stockholders’ equity	$352,225	$289,169

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Product sales	$18,069	$14,384	$35,441	$26,553
License and research revenues	98	30	160	44

	18,167	14,414	35,601	26,597

Operating expenses:
Cost of goods sold	3,284	4,775	5,520	8,276
Research and development	22,310	16,853	42,147	37,835
Intellectual property license expense	—	—	—	1,350
Selling, general and administrative	11,951	9,412	20,909	18,578
Restructuring charges	912	4,957	1,773	8,559

	38,457	35,997	70,349	74,598

Loss from operations before minority interest	(20,290)	(21,583)	(34,748)	(48,001)
Minority interest	33	(33)	32	(336)

Loss from operations after minority interest	(20,257)	(21,616)	(34,716)	(48,337)
Interest income, net	78	604	386	1,417
Loss on disposal of fixed assets	(31)	(8)	(31)	(45)

	47	596	355	1,372
Net loss	$(20,210)	$(21,020)	$(34,361)	$(46,965)

Basic and diluted net loss per share	$(0.58)	$(0.61)	$(0.99)	$(1.36)

Shares used to compute basic and diluted net loss per share	34,654	34,535	34,633	34,543

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Operating activities:
Net loss	$(34,361)	$(46,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,170	5,830
Amortization of debt offering costs	70	—
Loss on disposal of fixed assets	31	621
Compensation expense related to equity issuances	—	624
Minority interest	(32)	336
Change in accrued intellectual property license expense	—	(11,368)
Change in accrued restructuring charges	(619)	6,317
Changes in other operating assets and liabilities	662	(7,673)

Net cash used in operating activities	(28,079)	(52,278)

Investing activities:
Proceeds from sales and maturities of marketable securities	23,967	81,807
Purchases of marketable securities	(23,972)	(7,956)
Purchases of property and equipment	(9,257)	(6,226)
Proceeds from fixed asset disposal	—	36
Changes in other assets and liabilities	120	80

Net cash provided by (used in) investing activities	(9,142)	67,741

Financing Activities:
Issuance of common stock, net	627	1
Net proceeds from issuance of convertible notes	90,873	—
Repurchase of treasury stock	—	(2,282)

Net cash provided by (used in) financing activities	91,500	(2,281)
Effect of exchange rate changes on cash and cash equivalents	(2,920)	2,046

Net increase in cash and cash equivalents	51,359	15,228
Cash and cash equivalents at January 1	172,954	154,604

Cash and cash equivalents at June 30	$224,313	$169,832

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

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

Basic net loss per share was equivalent to diluted net loss per share for the three and six months ended June 30, 2004 and 2003 because common equivalent shares from the Company’s 1.25% Senior Convertible Notes due 2011 (the “Notes”) as described in Note 8 and stock options have been excluded, as their effect is antidilutive.

3. COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments. The Company had a total comprehensive loss of $21,648,000 and $18,451,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the Company had a total comprehensive loss of $38,187,000 and $43,787,000, respectively.

4. REVENUE RECOGNITION

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company determines that collection is reasonably assured in Europe and in some other countries outside of the United States, once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant payors’ intent to pay, or once there are legally binding purchase agreements between a hospital or other customer and the Company, or once approval has been granted by the payor for the reimbursement of cost for individual patients. The Company only records revenues in those countries for which one of the conditions set forth in the previous sentence has been met.

During the first quarter of 2004, the Company recorded a $481,000 reversal of a price rebate accrual to product sales that it recorded in 2003 because the Company determined it was no longer probable that it would be required to pay this amount to customers.

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

For multiple-deliverable arrangements entered into after July 1, 2003, the Company applies EITF 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. The Company applied EITF 00-21 to the distribution agreement and legal settlement with Genzyme.

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

5. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2004	2003
Raw materials	$1,526	$574
Work in process	2,923	7,931
Finished goods	9,457	8,236

	$13,906	$16,741

Inventories are stated at the lower of cost or market with cost determined under a first-in, first-out method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

6. RESTRUCTURING CHARGES

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT refocused its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for programs outside of its core focus, including some of its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs. During 2003, TKT reduced its United States headcount by approximately 100 positions and further reduced its headcount through attrition. As of June 30, 2004, TKT had 330 full-time United States employees. TKT also vacated four facilities as part of the restructuring. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003.

As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which consisted of costs related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for the four facilities that the Company vacated, and a write-down of $574,000 for leasehold improvements for some of the facilities which were vacated. The Company recorded restructuring charges of $1,773,000 during the first half of 2004 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The remaining lease obligation costs are included in restructuring charges in the statements of operations and in accrued expenses on the balance sheet at June 30, 2004. The following table displays the restructuring activity and liability balance included in accrued expenses:

	Balance at				Balance at
	December 31,				June 30,
(in thousands)	2003	Charges	Payments	Other	2004
Lease obligations	$8,041	$1,773	$(2,314)	$(78)	$7,422
Less: current portion of accrued restructuring charges					(1,423)

Long-term portion of accrued restructuring charges					$5,999

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

The table below presents the net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
(in thousands, except per share prices)
Net loss	$(20,210)	$(21,020)	$(34,361)	$(46,965)
Add: Employee stock based compensation included in net loss as reported	—	624	—	624
Deduct: Total stock-based compensation expense determined under the fair value based method for all employee awards	(3,692)	(6,490)	(7,275)	(13,556)

Pro forma net loss	$(23,902)	$(26,886)	$(41,636)	$(59,897)

Basic and diluted net loss per share- as reported	$(0.58)	$(0.61)	$(0.99)	$(1.36)

Basic and diluted net loss per share- pro forma	$(0.69)	$(0.78)	$(1.20)	$(1.73)

Fair value of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Expected life (years)	1.5-7.5	1.5-7.5	1.5-7.5	1.5-7.5
Interest rate	2.0%-4.6%	1.1%-4.2%	1.4%-4.6%	1.1%-4.2%
Expected volatility	1.00	0.83	1.00	0.83-0.95
Weighted average fair value per share of options granted during the period	10.48	4.65	8.4	3.74

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of stock options on net loss and net loss per share for the three and six months ended June 30, 2004 and 2003, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

8. CONVERTIBLE NOTES

During the second quarter of 2004, the Company sold $94,000,000 of 1.25% senior convertible notes which mature on May 15, 2011. The Company received net proceeds of $90,873,000 from the sale and recorded issuance costs of $3,127,000 as deferred issuance costs in other assets on its balance sheet at June 30, 2004. The Company will amortize the deferred issuance costs over the term of the Notes and will record the amortization as interest expense. Holders of the Notes may convert the Notes at any time prior to the maturity date into shares of the Company’s common stock at an initial conversion rate of 54.0972 shares of common stock per $1,000 of notes, which is equivalent to a conversion price of approximately $18.49 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. The Company may redeem all or part of the Notes for cash at any time on or after May 20, 2007 and before May 20, 2009 at a redemption price equal to 100% of the notes to be redeemed, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds 145% of the conversion price for 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the Company mails notice of redemption. On or after May 20, 2009, the Company may redeem for cash all or part of the Notes for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Holders of the Notes may also require the Company to repurchase all or a portion of their Notes, subject to specified exceptions, upon the occurrence of a fundamental change of the Company, as defined, for a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including the expected purchase of the holdings of the minority interest in TKT Europe-SS AB, the Company’s 80%-owned European subsidiary (“TKT Europe”).

9. LEGAL PROCEEDINGS

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

     Replagal Patent Litigation

In July 2000, Genzyme and Mount Sinai School of Medicine (“Mount Sinai”) filed a patent infringement action against the Company in the United States District Court of Delaware. The complaint alleged that the Company’s activities relating to Replagal infringe a patent licensed by Genzyme from Mount Sinai. In January 2002, the United States District Court of Delaware dismissed this patent litigation granting the Company’s motion for summary judgment of non-infringement and denying Genzyme and Mount Sinai’s motion for summary judgment of infringement. Genzyme and Mount Sinai sought monetary damages and injunctive relief.

In March 2002, Genzyme and Mount Sinai appealed the United States District Court of Delaware’s ruling to the United States Court of Appeals for the Federal Circuit. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this suit and paid the Company $1,555,000. Mount Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired.

As of June 30, 2004, the Company had incurred expenses of approximately $4,700,000 related to the Genzyme litigation.

     Dynepo Patent Litigation

In July 1999, the Company and Aventis commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), which sought a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords heard this appeal during July 2004. Although Kirin-Amgen’s U.K. patent expires in December 2004, if Kirin-Amgen’s appeal to the House of Lords is successful, Kirin-Amgen will have the right to seek a post-expiry injunction against Aventis and the Company to preclude

Aventis and the Company from manufacturing or selling Dynepo in the United Kingdom for a period of time equal to the period during which Kirin-Amgen alleges that the Company and Aventis infringed the U.K. patent. This injunction may begin after, or extend beyond, the expiration of the patent.

In addition, in April 1997, Amgen Inc. (“Amgen”) commenced a patent infringement action against the Company and Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts concluded the remand proceedings in July 2003. The Company expects that the United States District Court of Massachusetts will enter a decision on the remanded issues at some point during 2004. The United States District Court of Massachusetts also issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that the Company and Aventis infringe such patents in light of recent Supreme Court precedents. On remand, the Company and Aventis presented affirmative defenses with respect to such patents. The Company, Amgen and Aventis all have the right to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

In March 2004, the Company amended its license agreement with Aventis relating to Dynepo. Under the amended license agreement Aventis retained the right to control the Amgen litigation in the United States and agreed to assume responsibility for 100% of the litigation costs incurred with respect to both the United States litigation and the Kirin-Amgen litigation in the United Kingdom prior to March 26, 2004. Aventis will pay all U.S. litigation expenses incurred from and after March 26, 2004, but the Company is required to reimburse Aventis for 50% of these litigation costs. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the U.S. litigation costs. The Company has the right to control the U.K. litigation and is responsible for all litigation costs incurred with respect to such litigation and any other litigation that might arise outside of the United States from and after March 26, 2004. Subsequent to the amendment of the license agreement and as of June 30, 2004, the Company had incurred approximately $1,100,000 related to the U.K. litigation. The Company expects that future costs related to these suits will be significant.

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

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of Replagal during that period. The Amended Complaint asserts claims against Dr. Selden and the Company under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on the Company’s public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In September 2003, the Company filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part the Company’s motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against the Company arose out of forward-looking statements protected by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The Court also dismissed claims based on the first two offerings because no plaintiff had standing to bring such claims. The Court dismissed those statements as falling within the PSLRA’s safe harbor provisions, but allowed all other allegations to remain.

In June 2004, TKT submitted an unopposed motion seeking clarification from the Court that the Memorandum dismissed claims based on the first two offerings as to all defendants. The Court granted the motion.

In July 2004, the plaintiffs voluntarily dismissed all claims based on the third offering because no plaintiff had standing to bring such claims.

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. The Court has not yet ruled on this motion. The Company filed an answer to the Amended Complaint on July 16, 2004. The plaintiffs then filed a motion for class certification in July 2004. Any opposition to this motion is due in December 2004. A hearing on class certification is scheduled to be held in January 2005.

As of June 30, 2004, the Company had spent approximately $1,200,000 related to this lawsuit and shareholder derivative suit described below. The Company expects that future costs related to these suits will be significant.

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

In September 2003, the Company filed a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted the Company’s motion to dismiss. In June 2004, the plaintiff filed a Notice of Appeal appealing the dismissal of the Amended Derivative Complaint to the Massachusetts Court of Appeals.

As of June 30, 2004, the Company had spent approximately $1,200,000 related to this lawsuit and the purported class action shareholder suit described above. The Company expects that future costs related to these suits will be significant.

     SEC Investigation

In May 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to the Company’s disclosures and public filings with regard to Replagal and the status of the FDA’s approval process for Replagal, as well as transactions in the Company’s securities.

In July 2004, the Company and Dr. Richard F Selden, its former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully with the SEC in the investigation. As of June 30, 2004, the Company had spent approximately $1,500,000 related to this matter.

10. SUBSEQUENT EVENT

In August 2004, the Company entered into a manufacturing agreement under which Lonza Biologics plc (“Lonza”) agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, England. The Company has committed to pay Lonza approximately $13,000,000 related to initial start up and manufacturing costs of Dynepo bulk drug substance through 2006. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, in the event that the Company terminates the agreement upon less than twelve months’ notice to Lonza, the Company will be required to pay Lonza for any binding orders for the manufacture of Dynepo bulk drug substance placed by the Company prior to the date of notice of termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Transkaryotic Therapies, Inc. (the “Company” or “TKT”) is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa), its enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 34 countries outside of the United States. The Company recorded $18,069,000 and $35,441,000 of product sales of Replagal in the three months and six months periods ended June 30, 2004, respectively. The Company’s two most advanced active clinical programs include iduronate-2-sulfatase (“I2S”), its enzyme replacement therapy for the treatment of Hunter syndrome, and Gene-Activated glucocerebrosidase (“GA-GCB”), its enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a pivotal clinical trial of I2S and a Phase I/II clinical trial of GA-GCB. TKT is currently evaluating out-licensing opportunities for GA-GCB as well as a number of other Gene-Activated and gene therapy products. In addition to its focus on rare diseases, TKT intends to commercialize Dynepo, its Gene-Activated erythropoietin product for anemia related to kidney disease, in the European Union.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At June 30, 2004, the Company’s accumulated deficit was $475,029,000. The Company expects that its existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006 and to fund its expected purchase of the minority interest in the Company’s 80%-owned European subsidiary, TKT Europe — 5S AB (“TKT Europe”).

     The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•	the timing and amount of Replagal product sales, as well as the collections of receivables;

•	continued progress in TKT’s research and development programs, particularly with respect to I2S and GA-GCB;

•	the Company’s ability to commence the manufacturing of Dynepo on a timely and cost-effective basis and the timing and commercial success of the launch of Dynepo in the European Union;

•	the scope and results of the Company’s clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the cost of expansion of the Company’s internal manufacturing facilities;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the timing and cost of TKT’s anticipated purchase of the minority interest in TKT Europe

•	the outcome of the Securities and Exchange Commission (the “SEC”) investigation referred to in the notes to the condensed, consolidated financial statements in this report; and

•	the Company’s ability to establish and maintain collaborative arrangements.

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

Before the Company can market and sell Dynepo in the European Union, the Company must establish manufacturing capabilities for Dynepo outside of the United States and sales and marketing capabilities for Dynepo in the European Union. In August 2004, the Company entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, England. In the future, the Company will need to enter into arrangements with contract manufacturers for the preparation and packaging of Dynepo bulk drug substance into finished product, work with its contract manufacturers to set up and validate manufacturing processes, and obtain the approval of an amendment to the approved marketing authorization applications (“MAA”) for Dynepo reflecting the new manufacturing sites by the European Commission. The Company intends to commercialize Dynepo by either expanding its existing sales and marketing infrastructure in Europe or entering into arrangements with third parties for the sales and marketing of Dynepo.

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

The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC. The Company regards its policies with respect to revenue recognition, accounts receivable, inventories, asset impairment and restructuring charges as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies in the first half of 2004. These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed, consolidated financial statements and the related notes thereto.

Revenues

Revenues for the three and six months ended June 30, 2004 and 2003 were:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)
Product sales	$18,069	$14,384	$3,685	26%	$35,441	$26,553	$8,888	33%
License and research revenues	98	30	68	227%	160	44	116	264%

	$18,167	$14,414	$3,753	26%	$35,601	$26,597	$9,004	34%

     Product Sales

The majority of Replagal product sales were in Europe. The increase in sales in the three months and six months periods of 2004 over the comparative periods in 2003 reflects an overall increase in unit sales and the impact of foreign currency fluctuations as described below. For both comparative periods, unit sales increased due in part to additional patients commencing therapy. In addition, a reversal of a 2003 price rebate accrual during the first quarter of 2004 contributed approximately $481,000 to product sales in the six months ended June 30, 2004 as the Company determined it was no longer probable that it would be required to pay this amount to customers.

the Company prices Replagal in the functional currency of the country into which it is sold. While overall price levels in local currencies are generally consistent period over period, foreign exchange fluctuations caused an increase in the United States dollar denominated average selling prices. In the second quarter of 2004, foreign currency fluctuations increased sales and gross margins by approximately $1,005,000, or 7%, as compared to the second quarter of 2003. For the six months ended June 30, 2004, foreign currency fluctuations increased sales and gross margins by approximately $3,380,000, or 13%, as compared to the corresponding period in 2003. Substantially all of the Company’s manufacturing costs are in United States dollars. Therefore, any fluctuation in the value of the payment currencies relative to the United States dollar is likely to impact gross margins in the future since the Company’s manufacturing costs would remain approximately the same while its revenue in terms of United States dollars would change.

Product sales and gross margins will be negatively affected if the U.S. dollar strengthens against currencies in which the Company sells Replagal. The Company currently does not engage in foreign currency hedging activities.

     License and Research Revenues

The increase in license and research revenues in the three and six months periods in 2004 from the corresponding period in 2003 reflects amounts received under the global legal settlement and distribution agreements that the Company executed with Genzyme Corporation (“Genzyme”) in the fourth quarter of 2003. During the fourth quarter of 2003, the Company received a total of $3,055,000 under these agreements with Genzyme which the Company recorded as deferred revenue. The Company recognizes license and research revenue related to these agreements ratably over a thirteen year period, representing the term over which the Company will supply bulk drug substance to Genzyme.

Cost of Goods Sold

Components of cost of goods sold are as follows:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
				(in thousands, except percentages)
Cost of product sales	$3,284	$3,018	$266	9%	$5,520	$5,686	$(166)	-3%
Termination of contract manufacturing agreement and related charges	—	1,757	(1,757)	-100%	—	2,590	(2,590)	-100%

Cost of goods sold	$3,284	$4,775	$(1,491)	-31%	$5,520	$8,276	$(2,756)	-33%

Cost of goods sold as a percentage of product sales	18%	33%			16%	31%

Cost of goods sold consists of expenses incurred in connection with the manufacture of Replagal. The decrease in cost of goods sold as a percentage of sales for the three and six months ended June 30, 2004 reflected continuing improvements in manufacturing and production efficiencies as well as the contribution of foreign currency fluctuations to product sales. This decrease also reflects the fact that the Company incurred charges amounting to $1,757,000 and $2,590,000, or 12% and 10% of product sales, for the three and six month periods ended in 2003 related to excess capacity at the terminated contract manufacturer of bulk drug substance of Replagal.

The Company has historically relied on contract manufacturing arrangements with third parties for the production of Replagal bulk drug substance for commercial sale, as well as contract packaging and labeling services. In January 2003, the Company terminated its agreement with a third-party manufacturer of the bulk drug substance of Replagal, effective in July 2003. In July 2003, the European Commission approved the Company’s manufacturing facility at Cambridge, Massachusetts (the “Alewife Facility”) for the commercial manufacture of bulk drug substance for Replagal. In October 2003, the Company began significant renovations to its manufacturing facility in the Alewife Facility in order to expand its capacity and configure the facility for the production on a commercial scale of products other than Replagal. In anticipation of these renovations, in the third quarter of 2003, the Company ceased all manufacturing operations at the Alewife Facility. In June 2004, the Company completed renovations to the Alewife Facility. At the present time, the Company anticipates that existing inventory will be sufficient to fill customer orders for Replagal into 2005. The Company will continue to rely on third-party manufacturers for preparation and packaging services.

The Company expects that it will sell Replagal inventory produced both at the terminated contract manufacturer and at the Company’s Alewife Facility in the second half 2004. Cost of goods sold will reflect a mix of full production costs with respect to inventory produced at the former contract manufacturer, and partial production costs with respect to inventory manufactured at the Alewife Facility as the majority of such costs were previously expensed.

Research and Development Expenses

Research and development expenses increased by $5,457,000, or 32%, to $22,310,000 in the second quarter of 2004, as compared to $16,853,000 during the same period in 2003. In the first six months of 2004, research and development expenses totaled $42,147,000 versus $37,835,000 for the same period in 2003, an increase of $4,312,000, or 11%. The increase for both periods reflects increased clinical trial and manufacturing costs in 2004 related to the Company’s I2S and GA-GCB clinical programs. The Company expects its research and development costs will continue to increase relative to the first half of 2004, primarily as expenditures increase for the ongoing I2S and GA-GCB clinical trials, for the manufacture of I2S and GA-GCB for use in these studies, and in connection with the initiation of contract manufacturing activities related to Dynepo.

In August 2004, the Company entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, England. Expenses related to the initial start up of Dynepo will result in increases in future research and development expenses. Research and development costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to technology transfer, costs associated with the startup of Dynepo manufacturing, and uncertainties in the timing and approval of the manufacturing facility and processes by the appropriate regulatory authorities. However, the Company expects research and development costs related to Dynepo will contribute approximately $3,000,000 to total research and development costs in 2004.

Expenditures for Replagal and I2S represent the majority of the Company’s total research and development expenses. The expenses associated with these programs totaled approximately 72% and 67% of total research and development expenses for the three and six month periods ended June 30, 2004, as compared to 78% and 74% of total research and development expenses for the corresponding period in 2003. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and Gene-Activated protein products, accounted for the balance of the Company’s research and development expenses for the three and six months ended June 30, 2004.

     Replagal

For the three months ended June 30, 2004, research and development expenses for the Replagal program totaled $3,177,000, a decrease of $1,790,000, or 36%, from $4,967,000 in the corresponding period of 2003. For the six months ended June 30, 2004 and 2003, research and development expenses for the Replagal program totaled $6,878,000 and $11,789,000, respectively. The decrease in both periods is primarily due to the Company’s decision to cease efforts to seek the approval of Replagal in the United States from the United States Food and Drug Administration (the “FDA”) in January 2004. The Company expects the amount of future Replagal-related research and development expenses will decrease significantly. The Company expects that substantially all of future Replagal research and development expenses will relate to the conditions associated with the Company’s European and Canadian approvals of Replagal, including European obligations to conduct additional clinical trials and to submit an annual assessment of Replagal for review by regulatory authorities.

     I2S

For the three months ended June 30, 2004, research and development expenses for the I2S program totaled $12,841,000, an increase of $4,702,000, or 58%, from $8,139,000 in the corresponding period of 2003. For the first half of 2004, costs associated with the I2S program increased $5,367,000, or 34%, to $21,385,000 as compared to the first half of 2003. These increases in both periods were due to increased expenditures related to the Company’s ongoing I2S pivotal trial and costs to manufacture I2S for this study.

In September 2003, the Company began enrolling patients in the ongoing trial, which is a randomized, double-blind, placebo-controlled, clinical trial to evaluate the effect of I2S over 12 months in patients with Hunter syndrome. The pivotal clinical trial includes 96 patients with Hunter syndrome at nine sites around the world. The Company completed enrollment in the study in March 2004. The Company expects preliminary results from the study in the second quarter of 2005 and, if positive, the Company expects to submit applications for marketing approval of I2S in both the United States and Europe in the second half of 2005.

Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of I2S. The Company estimates that the total cost of its pivotal clinical trial of I2S may aggregate approximately $10,000,000 to $15,000,000 in 2004. The Company expects that expenses related to the pivotal I2S trial will continue to be significant.

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

On January 15, 2003, the Company and Cell Genesys renegotiated the consideration paid for the license, and the Company repurchased the shares of stock issued to Cell Genesys for $15,000,000 in cash. The Company incurred a license expense in the first quarter of 2003 of $1,350,000, which represents the decline in the market value of the Company’s common stock from December 31, 2002 to January 15, 2003. The repurchased shares have been recorded as treasury stock.

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

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses were as follows:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
				(in thousands, except percentages)
General and administrative	$5,886	$5,070	$816	16%	$10,018	$10,231	$(213)	-2%
Selling and marketing	6,065	4,342	1,723	40%	10,891	8,347	2,544	30%

Selling, general and administrative expenses	$11,951	$9,412	$2,539	27%	$20,909	$18,578	$2,331	13%

The increase in selling, general and administrative costs for the three months ended June 30, 2004 as compared to the same period in 2003 reflects increased sales and marketing costs, primarily incentive compensation, at TKT Europe as well as costs incurred in connection with the UK Dynepo litigation which totaled $1,100,000.

The overall decrease in the six month periods in general and administrative costs reflects non-recurring executive severance charges incurred in 2003 as well as decreased personnel costs attributable to the Company’s restructuring efforts during 2003. This decrease was offset by $1,100,000 of litigation expenses related to the U.K. Dynepo litigation. The increase in selling and marketing costs for the six month period primarily reflects increased European sales and marketing costs, primarily incentive compensation, as well as foreign currency fluctuations reflecting the strengthening of the United States dollar relative to the Swedish Krona which contributed $955,000 to the increase.

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

The Company is currently evaluating potential commercialization strategies for Dynepo in Europe, which could contribute to increases in future selling, general and administrative expenses. Future selling, general and administrative costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including the costs to build a commercial and distribution infrastructure, and costs related to enter into and support potential sales and marketing licensing agreements with third parties. However, the Company expects selling, general and administrative costs primarily related to Dynepo litigation costs to approximate $2,000,000 for fiscal 2004.

Restructuring Charges

In February 2003, the Company announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. As part of this restructuring, during the first quarter of 2003, the Company reduced its United States headcount by approximately 100 positions and vacated four of its facilities throughout 2003. The Company’s restructuring actions were substantially completed as of December 31, 2003.

For the three months ended June 30, 2004 and 2003, restructuring charges amounted to $912,000 and $4,957,000, respectively. Restructuring charges were $1,773,000 and $8,559,000 for the six months ended June 30, 2004 and 2003, respectively. Restructuring charges recorded in the three and six month periods ended June 30, 2004 were related to ongoing facility and lease expenses related to the four vacated facilities. Included in the six months ended June 30, 2003 was $1,339,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $6,646,000 representing the remaining lease obligation for three of the four facilities that the Company no longer occupied, and a write-down of $574,000 for leasehold improvements for facilities which were vacated. The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease expires in 2011.

Minority Interest

The Company recorded minority interest charges in the net loss of TKT Europe of $33,000 and $32,000 for the three and six months ended June 30, 2004, respectively. To date, the Company has recorded minority interest charges amounting to $381,000 related to the Company’s 80% interest in the cumulative net income of TKT Europe.

Interest Income, Net

	Three months ended June 30,				Six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
				(in thousands, except percentages)
Interest income	$328	$604	$(276)	-46%	$636	$1,417	$(781)	-55%
Interest expense	(250)	—	(250)	—	(250)	—	(250)	—

Interest income, net	$78	$604	$(526)	-87%	$386	$1,417	$(1,031)	-73%

Interest income decreased in both the three and six month periods ended June 30, 2004 primarily due to lower cash and marketable securities balances and as well as lower rates of return in 2004. During the second quarter of 2004, average cash and marketable securities balances were $197,959,000 as compared to $205,083,000 for the same period in 2003. For the six months ended June 30, 2004 and 2003, the average cash and marketable securities balances were $187,124,000 and $219,122,000, respectively. As a result of the Notes offering, the Company recorded $250,000 for interest expense and amortization of deferred issuance costs during the second quarter of 2004. The Company expects incremental growth in interest income due to an increase in cash and marketable securities reflecting proceeds from the Notes offering, and a rising interest rate environment.

Loss on Disposal of Fixed Assets

The Company incurred $31,000 and $45,000 of loss on disposal of fixed assets during the first half of 2004 and 2003, respectively. Loss on fixed assets disposals include computer equipment that is no longer in use or was traded-in for new computer equipment, and furniture and fixtures that were sold.

Net Loss

The Company had a net loss of $20,210,000 and $21,020,000 for the second quarter ended June 30, 2004 and 2003, respectively. Basic and diluted net loss per share was $0.58 and $0.61 for the three months ended June 30, 2004 and 2003, respectively. Restructuring charges contributed $(0.03) to the net loss per share in the second quarter 2004 compared with $(0.14) in the second quarter of 2003.

The Company’s net loss was $34,361,000 and $46,965,000 for the six months ended June 30, 2004 and 2003, respectively. Basic and diluted net loss per share was $0.99 for the six months ended June 30, 2004, as compared to a basic and diluted net loss per share of $1.36 for the corresponding period in 2003. Restructuring charges contributed $(0.05) to the net loss per share in the first half of 2004 compared with $(0.25) in the first half of 2003.

Liquidity and Sources of Capital

Since its inception, TKT has financed its operations through:

•	the sale of common and preferred stock;

•	borrowings under debt agreements;

•	revenues from collaborative agreements;

•	interest income;

•	more recently, with collections from accounts receivable; and

•	the sale of the Notes.

     Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $232,309,000 at June 30, 2004, including restricted marketable securities collateralizing letters of credit totaling $7,996,000. Included in such amount was $80,682,000 held by TKT Europe, which are denominated in Swedish Krona, British Pound, and Euro as of June 30, 2004. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company used net cash of $28,079,000 for operating activities in the first six months of 2004. Major cash flow changes consisted of a net loss of $34,361,000, and depreciation expense of $6,170,000. Working capital at June 30, 2004, was $253,987,000 compared to $204,190,000 at December 31, 2003. Accounts receivable increased by $1,681,000 in first half of 2004 due to increased Replagal sales relative to collections on accounts receivable for Replagal sales. Inventory decreased by $2,835,000 in the first half of 2004 primarily due to product sales and minimal Replagal manufacturing activity at the Company’s Alewife Facility as a result of the renovation.

In certain European countries, such as Italy and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received, and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy and Belgium were 59% and 56% of total accounts receivable at June 30, 2004 and December 31, 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, these customers have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company’s liquidity will be adversely affected.

Net cash used for investing activities was $9,142,000 for the quarter ended June 30, 2004. The Company used $9,257,000 during the first half of 2004 for property and equipment purchases primarily related to leasehold improvements and equipment for the Company’s Alewife Facility. The Company expects to spend a total of approximately $7,000,000 for purchases of property and equipment during the balance of 2004, principally for expanding its internal manufacturing capabilities.

The effect of exchange rate changes decreased cash and cash equivalents by $2,920,000 during the first half of 2004 and is primarily due to the strengthening of the United States dollar relative to the Swedish Krona and the translation of our foreign subsidiaries’ cash and accounts receivable balances, which are primarily denominated in the Euro currency.

The Company’s cash requirements for operating activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to exceed its internally generated funds until it is able to generate substantially greater product sales.

The Company expects that it will require substantial additional funds to support its research and development programs, obligations under license agreements, long-term debt interest and principal payment obligations, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, selling, general and administrative expenses, and the expected buyout of the minority interests in TKT Europe.

During the second quarter of 2004, the Company sold $94,000,000 of Notes for net proceeds of $90,873,000, which will be used to fund its operations and its expected purchase of the minority interest in TKT Europe. Interest on the Notes is payable at a rate of 1.25% per annum and is payable semi-annually on May 15 and November 15 of each year commencing November 15, 2004.

In the near term, TKT expects to finance its operations principally from existing cash and cash equivalents, and collections of accounts receivable related to sales of Replagal. The Company expects that its existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006 and to fund its expected purchase of the minority interest in TKT Europe.

The Company also plans to meet its long-term cash requirements through anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income.

Because the Company expects to incur substantial operating losses in the future, the Company may need to seek additional funding for its operations. The Company may do so through collaborative arrangements and public or private debt or equity financings or lease arrangements related to facilities and capital equipment.

In December 2000 the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2000. This shelf registration statement permits the Company to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $500,000,000. Following the sale of the Notes, the Company had approximately $138,000,000 worth of securities available for issuance under a shelf registration statement.

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

     Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of June 30, 2004:

	Payments Due by Period
	Less Than			After
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total

Non-cancelable operating leases	$11,514	$23,523	$22,630	$22,256	$79,923
Notes interest payment	1,214	2,350	2,350	2,350	8,264
Estimate of TKT Europe buyout price	55,000	—	—	—	55,000
Estimate clinical trial commitments	8,885	416	—	—	9,301
Equipment purchase commitments	750	—	—	—	750

Total contractual cash obligations	$77,363	$26,289	$24,980	$24,606	$153,238

In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. Under the stockholders’ agreement for TKT Europe, the Company has the right to purchase the European stockholders’ 20% ownership interest in TKT Europe in September 2004, for a price determined in accordance with a formula. The Company intends to exercise the right during the third quarter of 2004. The buyout price is equal to (a) 20% of the operating profits, as defined in the stockholders’ agreement, for the period from September 1, 2003 to August 31, 2004, multiplied by a buyout factor of four, subject to adjustment, plus (b) 20% of the accumulated positive earnings of TKT Europe. As a result, the amount of the buyout price is dependent on the profits of TKT Europe and the commercial success of Replagal in Europe. The Company estimates that the buyout price could be between $55,000,000 and $65,000,000 based on the Company’s current estimates for sales and expenses.

As of June 30, 2004, the Company had committed to pay approximately $9,301,000 to various contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by such organizations. However, the Company does expect to pay for these commitments throughout 2004 and into 2005 as ongoing trials are completed.

The Company also is subject to the potential commitments discussed in the following paragraphs that are not included in the above table:

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

In August 2004, the Company entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, England. The Company has committed to pay Lonza approximately $13,000,000 related to initial start up and manufacturing costs of Dynepo bulk drug substance through 2006. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, in the event that the Company terminates the agreement upon less than twelve months’ notice to Lonza, the Company will be required to pay Lonza for any binding orders for the manufacture of Dynepo bulk drug substance placed by the Company prior to the date of notice of termination.

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

     Litigation Expenses

The Company is a party to the legal proceedings listed below which are described in greater detail under Note 9 to the Condensed Consolidated Financial Statements. The costs related to these proceedings have been significant and the Company expects that these costs will continue to be significant. The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

     • The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this patent litigation and paid the Company $1,555,000. Mt. Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired. As of June 30, 2004, the Company had incurred approximately $4,700,000 in litigation expenses associated with the Replagal litigation.

     • The Company and Aventis have been involved in patent infringement actions with Kirin-Amgen and Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the United States litigation expenses, for 50% of the expenses incurred in the United States after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company is responsible for all litigation expenses outside of the United States incurred after March 26, 2004. The Company currently estimates that its share of the expenses associated with the litigation will be significant.

     • In 2003, various parties filed purported class action lawsuits against the Company, its former Chief Executive Officer, former Chief Financial Officer, the members of the Company’s Board of Directors and other parties. In April 2003 a derivative law suit was filed against the Company’s former Chief Executive Officer, the members of the Company’s Board of Directors and the Company as a nominal defendant, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders. In May 2004, the Court granted the Company’s motion to dismiss the derivative law suit. In June 2004, the plaintiffs appealed this ruling. As of June 30, 2004, the Company had incurred approximately $1,200,000 related to the shareholders law suit and derivative law suit.

     • In May 2003, the Company received a copy of a formal order of investigation by the SEC. In July 2004, the Company and its former Chief Executive Officer received “Wells” notices from the staff of the SEC, in connection with its investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully in the investigation. As of June 30, 2004, the Company had incurred approximately $1,500,000 related to this matter.

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

We have experienced significant operating losses since our inception in 1988. As of June 30, 2004, our accumulated deficit was $475.0 million. We had net losses of $20.2 million, $21.0 million, $42.9 million and $21.1 million in the three months ended June 30, 2004, 2003, 2002 and 2001. We had net losses of $34.4 million in the six months ended June 30, 2004, $47.0 million in 2003, $61.3 million in 2002 and $35.1 million in 2001.

We expect that, until we have substantial product sales, we will continue to incur substantial losses and that our cumulative losses will continue to increase. We recorded $18.1 million and $35.4 million in product sales in the three and six months ended June 30, 2004, respectively, $57.2 million in product sales in 2003, and $34.7 million in product sales in 2002. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

We expect that our existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2006 and to fund our expected purchase of the minority interest in our 80%-owned European subsidiary, TKT Europe. However, our existing capital resources and our other anticipated sources of capital may not provide adequate funds to satisfy our capital requirements. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of Replagal product sales, as well as the cash collections on receivables;

•	continued progress in our research and development programs, particularly with respect to I2S and GA-GCB;

•	our ability to commence the manufacturing of Dynepo on a timely and cost-effective basis and the timing and commercial success of the launch of Dynepo in the European Union;

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the cost of expansion of our internal manufacturing facilities;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the timing and cost of our purchase of the minority interest in TKT Europe;

•	the outcome of the SEC investigation referred to in the condensed, consolidated financial statements;

•	our ability to establish and maintain collaborative arrangements; and

•	the obligations to make interest and principal payments on our convertible notes.

Because we expect to incur substantial operating losses in the future, we may need to seek additional funding for our operations. We may do so through collaborative arrangements and public or private debt or equity financings or lease arrangements related to facilities and capital equipment. Additional financing may not be available to us on acceptable terms, if at all. If we do not obtain additional financing, our financial condition may be adversely affected.

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

We incurred $94 million of indebtedness when we sold the notes. We may also incur additional long-term indebtedness or obtain working capital lines of credit to meet future financing needs. This indebtedness could have significant negative consequences for our business, operating results and financial condition, including:

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

In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2002 to June 30, 2004, the closing sale price of our common stock on the Nasdaq National Market ranged from a low of $3.74 per share to a high of $46.50 per share. You must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, our stockholder rights plan, our employee stock option plans, and Delaware law, may prevent a change in control or management that securityholders may consider desirable.

Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval. In addition, our employee stock option plans contain provisions which accelerate the vesting of employee stock options under specified circumstances following a change in control of us.

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

In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our MAA to the European Agency for the Evaluation of Medicinal Products, or EMEA, and approximately five years after we filed our investigational new drug application, or IND, with the FDA. The FDA never approved Replagal in the United States and, in January 2004, we withdrew our BLA for Replagal. We are continuing to seek marketing approval for Replagal in a number of other countries in the world. However, we may not obtain approvals in one or more of these countries.

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

There can be no assurance as to whether or when any of our applications for marketing authorization relating to any of our products, including Replagal, I2S, and Dynepo, or additional applications for marketing authorization that we may make in the future as to these or other products, will be approved by the relevant regulatory authorities. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product. For example, there are conditions associated with our European Union approval of Replagal, including an obligation to conduct additional clinical trials and an obligation to submit an annual assessment of Replagal for review by the Committee for Medicinal Products for Human Use, or CHMP. If we do not complete these clinical trials on a timely basis or the results of these trials are not satisfactory to the CHMP, the European Commission may withdraw or suspend our Replagal approval. If approval of an application to market a product is not granted on a timely basis or at all, or we are unable to maintain our approval, our business may be materially harmed.

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

For example, the European Commission approved Replagal under “exceptional circumstances.” Approval under exceptional circumstances means that the European Commission accepted less-than-complete clinical data because it determined that it would be impractical or unethical for the drug sponsor to carry out full-scale pivotal clinical trials. The European Commission imposes specific obligations on the drug sponsor when granting such approvals. These obligations form part of the formal marketing authorization issued by the European Commission and are reviewed by the CHMP at the intervals specified, minimally on an annual basis. The annual review includes a reassessment of the overall benefit/risk ratio of the product. If the drug sponsor does not fulfill the specific obligations imposed in connection with approval, the European Commission may vary, suspend or withdraw the marketing authorization for the product. The European Commission required us as part of its post-approval requirements for Replagal to conduct additional clinical trials of Replagal. If we do not complete these clinical trials on a timely basis, the results of these studies are not satisfactory to the CHMP or we otherwise fail to comply with the conditions imposed on us pursuant to the approval under exceptional circumstances, the European Commission could withdraw or suspend its approval of Replagal. Because Replagal is currently our only commercial product, the withdrawal or suspension of the European Commission’s approval of Replagal could materially adversely affect our business, results of operations and financial condition.

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

In July 1999, we and Aventis commenced legal proceedings in the United Kingdom against Kirin-Amgen, which sought a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by our activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords agreed to hear this appeal during the summer of 2004. Although Kirin-Amgen’s U.K. patent expires in December 2004, if Kirin-Amgen’s appeal to the House of Lords is successful, Kirin-Amgen will have the right to seek a post-expiry injunction against us to preclude us from manufacturing or selling Dynepo in the United Kingdom for a period of time equal to the period during which Kirin-Amgen alleges that we and Aventis infringed the U.K. patent. This injunction may begin after, or extend beyond, the expiration of the patent.

In addition, in April 1997, Amgen commenced a patent infringement action against us and Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts concluded the remand proceedings in July 2003. We expect that the United States District Court of Massachusetts will enter a decision on the remanded issues at some point during 2004. The United States District Court of Massachusetts also issued a decision upholding its earlier findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that we and Aventis infringe such patents in light of recent Supreme Court precedents. On remand, we and Aventis presented affirmative defenses with respect to such patents. We, Amgen and Aventis all have the right to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

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

The Amended Complaint alleges securities fraud during the period from January 4, 2001 through January 10, 2003. The Amended Complaint alleges that the defendants made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of Replagal during that period. The Amended Complaint asserts claims against Dr. Selden and us under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and against Dr. Selden under Section 20(a) of the Exchange Act. The Amended Complaint also asserts claims based on our public offerings of June 29, 2001, December 18, 2001 and December 26, 2001 against each of the defendants under Section 11 of the Securities Act of 1933 and against Dr. Selden under Section 15 of the Securities Act; against SG Cowen Securities Corporation, Deutsche Bank Securities, Pacific Growth Equities, Inc., and Leerink Swann & Company under Section 12(a)(2) of the Securities Act. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

In September 2003, we filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part our motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against us arose out of forward-looking statements protected by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Court also dismissed claims based on the first two offerings because no plaintiff had standing to bring such claims. The Court dismissed those statements as falling within the PSLRA’s safe harbor provisions, but allowed all other allegations to remain.

In June 2004, we submitted an unopposed motion seeking clarification from the Court that the Memorandum dismissed claims based on the first two offerings as to all defendants. The Court granted the motion.

In July 2004, the plaintiffs voluntarily dismissed all claims based on the third offering because no plaintiff had standing to bring such claims.

The plaintiffs subsequently filed a motion seeking permission to notify certain of our investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. We filed an opposition to this motion in July 2004. The Court has not yet ruled on this motion. We filed an answer to the Amended Complaint on July 16, 2004. The plaintiffs then filed a motion for class certification in July 2004. Any opposition to this motion is due in December 2004. A hearing on class certification is scheduled to be held in January 2005.

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

In September 2003, we filed a motion to dismiss the Amended Derivative Complaint. A hearing of the motion was held in January 2004. In May 2004, the Court granted our motion to dismiss. In June 2004, the plaintiff filed a Notice of Appeal appealing the dismissal of the Amended Derivative Complaint to the Massachusetts Court of Appeals.

As of June 30, 2004, we had spent approximately $1.2 million related to these lawsuits. We expect that the costs related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

In July 2004, we and Dr. Richard F Selden, our former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with its investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against us, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. We are cooperating fully and will continue to cooperate fully with the SEC in the investigation. As of June 30, 2004, we had spent approximately $1.5 million related to this matter.

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

We have exposure to currency risk for Replagal sales in Europe. Country-by-country pricing of Replagal was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Since the approval of Replagal in August 2001, the United States dollar has generally weakened versus most European currencies, including the Euro, which has resulted in increased revenues for us from sales of Replagal. If the United States dollar were to strengthen versus these currencies, this currency fluctuation would adversely impact our Replagal product sales. Foreign currency fluctuations favorably contributed $3.4 million to product sales for the six months ended June 30, 2004 as compared to first quarter of 2003 and $9.4 million to product sales for the year ended December 31, 2003 as compared to the same period of 2002.

We also have exposure to currency risk for cash and cash equivalents held by TKT Europe, which are primarily denominated in Swedish Krona, British Pound and Euro. Any change in the value of the U.S. dollar as compared to these foreign currencies may have an adverse effect on our liquidity. For example, a hypothetical 10 percent strengthening of the U.S. dollar relative to these foreign currencies would result in an approximate $7.3 million decrease in our cash and marketable securities held by TKT Europe as of June 30, 2004.

The continuity of our sales of Replagal in Europe and our ability to comply with SEC regulations may be affected by our expected purchase of the holdings of the minority stockholders of TKT Europe.

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

Under the stockholders’ agreement for TKT Europe, we are entitled to purchase the minority stockholders’ 20% ownership interest in TKT Europe in the fourth quarter of 2004 for a price determined in accordance with a formula. Should we not exercise that right, the minority stockholders of TKT Europe can require us to purchase the minority stockholders’ ownership interest sixty days thereafter. We currently expect that we will purchase the minority stockholders’ interest in TKT Europe for between $55 million and $65 million based on our current estimates for sales and expenses.

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

Substantially all of the sales of Replagal are transacted through and recorded by TKT Europe. As we proceed with our expected acquisition of the minority interest of TKT Europe, we will require the cooperation of TKT Europe to provide us with critical accounting and related financial information in order to enable us to report to investors, complete SEC filings, and complete Sarbanes-Oxley Section 404 compliance work, which involves documenting the operational design of TKT Europe’s internal controls and testing operating effectiveness of such controls, on a timely basis. In the event that we do not receive a timely flow of information from TKT Europe, our ability to comply with the regulatory requirements imposed on us by the SEC may be adversely affected, which could have a material adverse effect on our business.

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

Our primary competition with respect to Replagal is Genzyme’s Fabrazyme. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years. Fabrazyme has received marketing authorization and orphan drug exclusivity in the United States.

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

The commercial success of any of our products for which we obtain marketing approval from the European Commission, the FDA, and other regulatory authorities will depend upon their acceptance by patients, the medical community and third-party payors as clinically effective, safe and cost-effective. It may be difficult for us to achieve market acceptance of our products.

Other factors that we believe will materially affect market acceptance of our products include:

•	the timing of the receipt of marketing approvals;

•	the scope of marketing approval as reflected in a product’s label;

•	the countries in which such approvals are obtained; and

•	the safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products.

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

The manufacture of proteins is complicated and technical. We have limited manufacturing experience. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We have manufactured, and plan to continue in the future to manufacture, the bulk drug substance for Replagal, I2S and GA-GCB for preclinical testing, clinical trials, and commercial sale. We have engaged Lonza to manufacture Dynepo bulk drug substance and intend to engage additional third-party contract manufacturers for the preparation and packaging of Dynepo bulk drug substance into finished product for us.

Any manufacturing of our products must comply with GMP as required by the countries in which we intend to sell our products. Before approving an application for marketing authorization for a product, the FDA, the European Commission, or any other equivalent foreign regulatory agency will inspect the facilities at which the product is manufactured. If we or our third-party manufacturers do not comply with applicable GMP, such regulatory agency may refuse to approve our application for marketing authorization. Once the regulatory agency approves a product, we or our third-party manufacturers must continue to comply with GMP. If we or our third-party manufacturers fail to maintain compliance with GMP, adverse consequences can result, including suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil and criminal penalties.

We are modifying our manufacturing facility and increasing the scale of the process used to produce bulk drug substance for Replagal. In the European Union, we will need to obtain regulatory approval of an amendment to our MAA describing these modifications and associated scale changes for Replagal before we can sell Replagal manufactured using this modified scale. If we cannot obtain this regulatory approval, we will not be able to sell Replagal manufactured using these processes.

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

We are investing substantial funds to expand the capacity of our manufacturing facility in Cambridge, Massachusetts and to configure the facility for the production at a commercial scale of additional products. In anticipation of this expansion and renovation, in the third quarter of 2003, we ceased all manufacturing operations at our manufacturing facility, including the manufacture of Replagal. We have recommenced manufacturing operations at our manufacturing facility in June 2004. Following completion of this expansion and renovation, our manufacturing facility will have to comply with GMP before we can ship bulk drug substance made at our manufacturing facility for commercial sale and clinical trials. If we are unable to successfully bring the facility into compliance with GMP, our ability to supply our products for commercial sale and clinical use, including Replagal, I2S and GA-GCB, could be interrupted and our sales of Replagal and the timing of our I2S or GA-GCB clinical trials could be adversely affected.

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

In August 2004, we entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, England. We will need to enter into arrangements with contract manufacturers for the preparation and packaging of Dynepo bulk drug substance into finished product, work with our contract manufacturers to set up and validate manufacturing processes, and obtain the approval of an amendment to the approved MAA for Dynepo reflecting the new manufacturing sites by the European Commission. We intend to commercialize Dynepo by either expanding our existing sales and marketing infrastructure in Europe or entering into arrangements with third parties for the sales and marketing of Dynepo. If we cannot establish contract manufacturing arrangements on favorable terms or at all, successfully set up and validate manufacturing processes or obtain the approval of the European Commission, we will not be able to sell Dynepo in the European Union when planned, which could result in Dynepo being subject to additional competition and which would adversely affect our cash resources.

The value of the inventory under the control of our third party contract manufacturers far exceeds the amount of liability such third parties are willing to assume for their negligence. In the event that inventory in the possession of one of our third-party manufacturers is damaged, we could face significant financial losses and we could also experience an interruption in supply which could have a significant adverse affect on our sales.

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

If we fail to obtain reimbursement, or an adequate level of reimbursement, by third-party payors in a timely manner for our products, or if we are unable to collect payment in a timely manner, we may not have commercially viable markets for our products.

In certain countries, including the countries of the European Union, Australia, and Canada, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries such as Italy, Spain and Belgium, it can take an extended period of time to collect payment even after reimbursement has been established.

In the United States and elsewhere, the availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. For example, in Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. In addition, in Australia, the reimbursement authorities have limited their overall budget for purchase of enzyme replacement therapy for Fabry disease to $10,000,000 Australian dollars, and in Canada, federal reimbursement authorities have recommended that Replagal not be reimbursed by provincial governments. Governmental and reimbursement authorities or third-party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and the other products we are developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products we are developing may be prescribed. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected, possibly materially.

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

As of June 30, 2004, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000 to $175,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. Foreign currency fluctuations favorably contributed $1,005,000 and $3,380,000 to product sales for the three and six months ended June 30, 2004, respectively as compared to the same periods of 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

ITEM 1. LEGAL PROCEEDINGS

The description of the legal proceedings set forth under note 9 of the Company’s condensed consolidated financial statements in this Quarterly Report on Form 10-Q are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of stockholders at the Company’s Annual Meeting of Stockholders held on June 22, 2004:

Proposal 1. That Michael J. Astrue, Walter Gilbert, Dennis H. Langer, Jonathan S. Leff, Rodman W. Moorhead, III, Lydia Villa-Komaroff, and Wayne P. Yetter be elected as directors of the Company, to serve for the ensuing year and until their successors be duly elected and qualified.

Nominee	Votes For	Votes Withheld
Michael J. Astrue	31,648,910	32,480
Walter Gilbert	30,711,629	969,761
Dennis H. Langer	30,486,435	1,194,955
Jonathan S. Leff	31,114,128	567,262
Rodman W. Moorhead, III	30,226,434	1,454,918
Lydia Villa-Komaroff	30,485,352	1,196,038
Wayne P. Yetter	31,367,462	313,928

Proposal 2. That Ernst & Young LLP be ratified as the Company’s independent auditors for the fiscal year ended December 31, 2004.

Votes For	Abstentions	Votes Against
31,368,223	663	312,504

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed in the Exhibit index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

1.	Current Report on Form 8-K, filed on April 27, 2004, announcing that the Company intended to issue and sell $80 million principal amount of 1.25% senior convertible notes due 2011.

2.	Current Report on Form 8-K, furnished on April 27, 2004, announcing the Company’s consolidated financial results for the three months ending March 31, 2004.

3.	Current Report on Form 8-K, filed on April 29, 2004, announcing that the Company agreed to sell $90 million principal amount of 1.25% senior convertible notes due 2011.

4.	Current Report on Form 8-K, filed on May 28, 2004, announcing that the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order, denying in part and granting in part the Company’s motion to dismiss the purported class action lawsuit filed in the Court entitled In re Transkaryotic Therapies Inc., Securities Litigation, C.A. No. 03-10165-RWZ.

5.	Current Report on Form 8-K, filed on June 1, 2004, announcing that the Company and JP Morgan Securities Inc. amended the underwriting agreement to extend the exercise period for the underwriters’ overallotment option from 30 days after the offering to 45 days after the Notes offering.

6.	Current Report on Form 8-K, filed on June 18, 2004, announcing that the Company sold $4 million principal amount of 1.25% senior convertible notes due 2011 pursuant to the exercise of the underwriters’ overallotment option.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSKARYOTIC THERAPIES, INC.

Date: August 9, 2004	By:	/s/ Michael J. Astrue

Michael J. Astrue
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Gregory D. Perry

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