Form 10-Q
period 2004-09-30
TRANSKARYOTIC THERAPIES INC
filed 2004-11-09
CIK 885259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from                    to

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

Yes ☑    No ☐

At October 31, 2004, there were 34,772,809 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except par values)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$215,013	$172,954
Marketable securities	7,820	7,993
Accounts receivable	28,659	23,064
Inventories	12,342	16,741
Prepaid expenses and other current assets	5,931	4,587

Total current assets	269,765	225,339
Property and equipment, net	62,737	61,908
Other assets	4,846	1,922

Total assets	$337,348	$289,169

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,105	$7,466
Accrued expenses	19,290	11,925
Current portion of accrued restructuring charges	1,805	1,523
Current portion of deferred revenue	259	235
Interest payable	480	—

Total current liabilities	27,939	21,149

Long-term portion of accrued restructuring charges	5,656	6,518
Long-term portion of deferred revenue	3,366	2,767
Convertible notes payable	94,000	—
Minority interest	358	413
Stockholders’ equity:
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 35,139 and 34,974 shares issued, and 34,772 and 34,607 shares outstanding, at September 30, 2004 and December 31, 2003, respectively	351	350
Additional paid-in capital	687,812	686,545
Accumulated deficit	(493,839)	(440,668)
Accumulated other comprehensive income	13,987	14,377
Less treasury stock, at cost; 367 shares at September 30, 2004 and December 31, 2003	(2,282)	(2,282)

Total stockholders’ equity	206,029	258,322

Total liabilities and stockholders’ equity	$337,348	$289,169

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Product sales	$19,479	$15,185	$54,920	$41,738
License and research revenues	79	1,533	239	1,577

	19,558	16,718	55,159	43,315

Operating expenses:
Cost of goods sold	3,387	2,769	8,907	11,045
Research and development	23,527	17,895	65,674	55,730
Selling, general and administrative	9,984	7,285	30,893	25,863
Restructuring charges	1,257	2,765	3,030	11,324
Intellectual property license expense	—	—	—	1,350

	38,155	30,714	108,504	105,312

Loss from operations before minority interest	(18,597)	(13,996)	(53,345)	(61,997)
Minority interest	23	31	55	(305)

Loss from operations after minority interest	(18,574)	(13,965)	(53,290)	(62,302)
Other income (loss):
Interest income, net	166	417	552	1,834
Loss on disposal of fixed assets	(402)	(5)	(433)	(50)

	(236)	412	119	1,784

Net loss	$(18,810)	$(13,553)	$(53,171)	$(60,518)

Basic and diluted net loss per share	$(0.54)	$(0.39)	$(1.53)	$(1.75)

Shares used to compute basic and diluted net loss per share	34,728	34,567	34,665	34,551

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Operating activities:
Net loss	$(53,171)	$(60,518)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,931	8,658
Amortization of debt offering costs	182	—
Loss on fixed asset disposals	433	625
Compensation expense related to equity issuances	—	624
Minority interest	(55)	305
Change in accrued intellectual property license expense	—	(11,368)
Change in accrued restructuring charges	(580)	7,958
Changes in other operating assets and liabilities	4,404	(5,768)

Net cash used for operating activities	(38,856)	(59,484)

Investing activities:
Proceeds from sales and maturities of marketable securities	39,932	99,784
Purchases of marketable securities	(39,765)	(15,939)
Purchases of property and equipment	(11,386)	(8,735)
Proceeds from fixed asset disposal	193	40
Changes in other assets	35	125

Net cash provided by (used for) investing activities	(10,991)	75,275

Financing Activities:
Issuance of common stock, net	1,268	1
Net proceeds from issuance of convertible notes	90,859	—
Repurchase of treasury stock	—	(2,282)

Net cash provided by (used for) financing activities	92,127	(2,281)
Effect of exchange rate changes on cash and cash equivalents	(221)	1,829

Net increase in cash and cash equivalents	42,059	15,339
Cash and cash equivalents at January 1	172,954	154,604

Cash and cash equivalents at September 30	$215,013	$169,943

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Gene-Activated®, and TKT® are registered trademarks and Replagal™ is a trademark of the Company. Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc., which is a subsidiary of Sanofi-Aventis SA, the successor to Aventis SA (“Sanofi-Aventis”). Fabrazyme™ is a trademark of Genzyme Corporation (“Genzyme”). All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.

2. NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, and related interpretations. Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 because common equivalent shares from the Company’s 1.25% Senior Convertible Notes due 2011 (the “Notes”) as described in note 8 and stock options have been excluded, as their effect is antidilutive.

3. COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments. The Company had a total comprehensive loss of $15,374,000 and $13,216,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company had a total comprehensive loss of $53,561,000 and $57,003,000, respectively.

4. REVENUE RECOGNITION

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company determines that the fee is fixed and determinable, and that collection is reasonably assured in Europe and in some other countries outside of the United States once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant payors’ intent to pay, or once there are legally binding purchase agreements between a hospital or other customer and the Company, or once approval has been granted by the payor for the reimbursement of cost for individual patients. The Company only records revenues in those countries for which one of the conditions set forth in the previous sentence has been met.

During the first quarter of 2004, the Company recorded a $481,000 reversal of a price rebate accrual to product sales that it recorded in 2003 because the Company determined it was no longer probable that it would be required to pay this amount to customers.

In the European pharmaceutical industry, it is common practice that customers, principally hospitals, have a general right of return on purchases of product. To date, the Company has not had any sales returns. The Company generally ships small quantities of Replagal to customers on the basis of firm purchase orders. The customers generally order Replagal for specific patients, and the drug is typically utilized within one month of receipt. In part due to the expensive price of the drug, customers typically maintain small inventories of Replagal. Because of these circumstances, the Company expects that it will have no or minimal returns in the future and, accordingly, has not recorded a reserve for sales returns and allowances in accordance with SFAS No. 48, Revenue Recognition When Right-of-Return Exists.

For multiple-deliverable arrangements entered into after July 1, 2003, the Company applies Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. The Company applied EITF 00-21 in accounting for the payments made to the Company under the distribution agreement and legal settlement that the Company entered into with Genzyme in October 2003.

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

In June 2004, the Company entered into an agreement to distribute Replagal in Australia. Due to an unpredictable rebate process mandated by the Australian government reimbursement agency, the sales price is not fixed or determinable. Therefore, the Company is deferring revenues related to shipments to the Australian distributor until the rebate amounts are finalized by the Australian government. The Company expects the rebate amounts to be finalized in the third or fourth quarter of 2005. As of September 30, 2004, the Company has recorded approximately $781,000 as deferred revenue for shipments to Australia.

5. INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2004	2003
Raw materials	$2,071	$574
Work in process	1,545	7,931
Finished goods	8,726	8,236

	$12,342	$16,741

Inventories are stated at the lower of cost or market with cost determined under a first-in, first-out method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

6. RESTRUCTURING CHARGES

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT refocused its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking collaborative partners for programs outside of its core focus, including some of its Gene-Activated protein products, which are versions of proteins that would compete with proteins currently being marketed by third parties, and for its gene therapy programs. During 2003, TKT reduced its United States headcount by approximately 100 positions and further reduced headcount through attrition. As of September 30, 2004, TKT had 350 full-time United States employees. TKT also vacated four facilities as part of the restructuring. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003.

As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which consisted of costs related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for the four facilities that the Company vacated, and a write-down of leasehold improvements for some of the facilities which were vacated. Since the first quarter of 2003, the Company has recorded $1,319,000 related to employee severance and outplacement services costs, $13,574,000 related to lease obligations and $598,000 for write-off of fixed assets. The Company recorded restructuring charges of $3,030,000 for the nine months ended September 30, 2004 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The remaining lease obligation costs are included in restructuring charges in the statements of operations and in accrued expenses on the balance sheet at September 30, 2004. The following table sets forth the restructuring activity and liability balance included in accrued expenses:

	Balance at				Balance at
	December 31,				September 30,
	2003	Charges	Payments	Other	2004
	(in thousands)
Lease obligations	$8,041	$3,030	$(3,543)	$(67)	$7,461
Less: current portion of accrued restructuring charges					(1,805)

Long-term portion of accrued restructuring charges					$(5,656)

7. STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The table below presents the net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
(in thousands, except per share prices)
Net loss	$(18,810)	$(13,553)	$(53,171)	$(60,518)
Add: Employee stock based compensation included in net loss as reported	—	—	—	624
Deduct: Total stock-based compensation expense determined under the fair value based method for all employee awards	(3,233)	(1,688)	(10,508)	(15,244)

Pro forma net loss	$(22,043)	$(15,241)	$(63,679)	$(75,138)

Basic and diluted net loss per share- as reported	$(0.54)	$(0.39)	$(1.53)	$(1.75)
Basic and diluted net loss per share- pro forma	$(0.63)	$(0.44)	$(1.84)	$(2.17)

Fair value of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Expected life (years)	1.5-7.5	1.5-7.5	1.5-7.5	1.5-7.5
Interest rate	2.0%-4.1%	1.1%-4.1%	1.4%-4.6%	1.1%-4.1%
Expected volatility	1.00	0.74	1.00	0.74-0.95
Weighted average fair value per share of options granted during the period	$11.32	$7.06	$8.46	$3.86

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of stock options on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

8. CONVERTIBLE NOTES

During the second quarter of 2004, the Company sold $94,000,000 of 1.25% senior convertible notes which mature on May 15, 2011. The Company received net proceeds of $90,859,000 from the sale and recorded issuance costs of $2,959,000 as deferred issuance costs in other assets on its balance sheet at September 30, 2004. The Company records amortization of the deferred issuance costs over the term of the Notes and records the amortization as interest expense. Holders of the Notes may convert the Notes at any time prior to the maturity date into shares of the Company’s common stock at an initial conversion rate of 54.0972 shares of common stock per $1,000 of notes, which is equivalent to a conversion price of approximately $18.49 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem all or part of the Notes for cash at any time on or after May 20, 2007 and before May 20, 2009 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds 145% of the conversion price for 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the Company mails notice of redemption. On or after May 20, 2009, the Company may redeem for cash all or part of the Notes for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Holders of the Notes may also require the Company to repurchase all or a portion of their Notes, subject to specified exceptions, upon the occurrence of a fundamental change of the Company, as defined, for a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes.

9. LITIGATION EXPENSES

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

     Dynepo Patent Litigation

In July 1999, the Company and Sanofi-Aventis commenced legal proceedings in the United Kingdom against Kirin-Amgen, Inc. (“Kirin-Amgen”), which sought a declaration that a U.K. patent held by Kirin-Amgen will not be infringed by the Company’s activities relating to Dynepo and that certain claims of Kirin-Amgen’s U.K. patent are invalid. In April 2001, the High Court of Justice in the United Kingdom ruled that Dynepo infringed one of four claims of the patent asserted by Kirin-Amgen. In July 2002, the Court of Appeals in the United Kingdom reversed the High Court of Justice and ruled that Dynepo did not infringe Kirin-Amgen’s patent. Kirin-Amgen petitioned the House of Lords to hear an appeal from the decision of the Court of Appeals. The House of Lords heard this appeal during July 2004, and in October 2004, upheld the decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen's patent is invalid.

In addition, in April 1997, Amgen Inc. (“Amgen”) commenced a patent infringement action against the Company and Sanofi-Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts concluded the remand proceedings in July 2003. The United States District Court of Massachusetts also issued a decision upholding its January 2001 findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that the Company and Sanofi-Aventis infringe such patents in light of recent Supreme Court precedents. On remand, the Company and Sanofi-Aventis presented affirmative defenses with respect to such patents. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are valid and infringed by the Company. The Company intends to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

In March 2004, the Company and Sanofi-Aventis amended the license agreement between the Company and Sanofi-Aventis relating to Dynepo. Under the amended license agreement, Sanofi-Aventis retained the right to control the Amgen litigation in the United States and assumed responsibility for 100% of the litigation costs incurred with respect to both the United States litigation and the Kirin-Amgen litigation in the United Kingdom prior to March 26, 2004. Sanofi-Aventis is required to pay all U.S. litigation expenses incurred from and after March 26, 2004, but the Company is required to reimburse Sanofi-Aventis for 50% of these litigation costs. Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe the Company with respect to the sale of Dynepo until Sanofi-Aventis has recouped the full amount of the Company’s share of the U.S. litigation costs. The Company has the right to control the U.K. litigation and is responsible for all litigation costs incurred with respect to such litigation and any other litigation that might arise outside of the United States from and after March 26, 2004. Subsequent to the amendment of the license agreement and as of September 30, 2004, the Company had incurred approximately $1,300,000 related to the U.K. litigation. Based on the House of Lords’ favorable ruling in October 2004, the Company does not expect to incur further significant costs related to the U.K. litigation, and expects that, pursuant to U.K. fee-shifting rules, Kirin-Amgen will have to pay the Company a substantial percentage of the legal fees it has incurred since March 26, 2004. The Company expects that there will be ongoing costs related to the U.S. litigation, specifically the appeal of the decision of the United Stated District Court of Massachusetts.

     Gene Activation Patent Litigation

In August 2004, Applied Research Systems ARS Holding N.V., a wholly-owned subsidiary of Serono SA (“Serono”), served the Company with an amended complaint that was filed in the U.S. District Court of Massachusetts alleging that the Company infringes Serono’s U.S. Patent No. 5,272,071 (“the ‘071 patent”) which purportedly covers certain methods of gene activation. In the original complaint, Serono appealed an adverse decision by the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (“PTO”) in an interference proceeding between Cell Genesys, Inc. (“Cell Genesys”) and Serono regarding the ‘071 patent declared in 1996. In June 2004, the PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision on the interference. The Company was not a party to this interference. In October, 2004, the Company filed a motion to dismiss the amended complaint. The European counterpart to the ‘071 patent, EP No. 0 505 500 (“the ‘500 patent”), was revoked by the European Patent Office in January 2002 on grounds of invalidity due to insufficiency of disclosure. When the revocation of the patent was still on appeal, Serono prematurely sued the Company in the Netherlands in January 2003 and claimed that Replagal infringed the ‘500 patent. Serono withdrew the suit in November 2003 after the earlier revocation of its patent was affirmed by a unanimous Technical Board of Appeals.

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

In September 2003, the Company filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part the Company’s motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against the Company arose out of forward-looking statements protected by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The Court dismissed those statements as falling within the PSLRA’s safe harbor provisions. The Court also dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001 because no plaintiff had standing to bring such claims. The Court allowed all other allegations to remain.

In June 2004, TKT submitted an unopposed motion seeking clarification from the Court that the Memorandum dismissed claims based on the first two offerings as to all defendants. The Court granted the motion.

In July 2004, the plaintiffs voluntarily dismissed all claims based on the third offering because no plaintiff had standing to bring such claims.

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. The Court has not yet ruled on this motion. The Company filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. Any opposition to this motion is due in December 2004. A hearing on class certification is scheduled to be held in January 2005.

As of September 30, 2004, the Company had spent approximately $1,400,000 related to this lawsuit and the shareholder derivative suit described below. The Company expects that future costs related to these suits will be significant.

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

As of September 30, 2004, the Company had spent approximately $1,400,000 related to this lawsuit and the purported class action shareholder suit described above. The Company expects that future costs related to these suits will be significant.

     SEC Investigation

In May 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to the Company’s disclosures and public filings with regard to Replagal and the status of the approval process of the United States Food and Drug Administration (the “FDA”) for Replagal, as well as transactions in the Company’s securities.

In July 2004, the Company and Dr. Selden, its former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully with the SEC in the investigation. As of September 30, 2004, the Company had spent approximately $1,600,000 related to this matter.

10. CONTRACTUAL COMMITMENTS

In July 2004, the Company entered into a manufacturing agreement with Lonza Biologics plc (“Lonza”) under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, UK. The Company has committed to pay Lonza approximately $13,000,000 related to initial start-up and manufacturing costs of Dynepo bulk drug substance through 2006. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, in the event that the Company terminates the agreement upon less than twelve months’ notice to Lonza, the Company will be required to pay Lonza for any binding orders for the manufacture of Dynepo bulk drug substance placed by the Company prior to the date of notice of termination.

11. SUBSEQUENT EVENT

On October 22, 2004, the Company completed the purchase of the 20% equity interest in TKT Europe AB, formerly known as TKT Europe-5S AB (“TKT Europe”), the Company’s sales and marketing subsidiary in Europe, held by the founding European executives of TKT Europe. With this purchase, the Company now owns 100% of TKT Europe. The purchase price, based on a predefined formula included in the stockholders’ agreement between the Company and the founding European executives, was $61,130,000 and was funded by the Company’s existing cash balances.

The purchase price will be allocated to the assets acquired and to the liabilities assumed based on 20 percent of their estimated fair value of the date of acquisition. The acquisition will be accounted for as a step acquisition in the fourth quarter of 2004. The Company expects that the majority of the purchase price will be allocated to tangible and intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Transkaryotic Therapies, Inc. (the “Company” or “TKT”) is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa) (“Replagal”), its enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 34 countries outside of the United States. The Company recorded $19,479,000 and $54,920,000 of product sales of Replagal in the three months and nine months periods ended September 30, 2004, respectively. The Company’s most advanced active clinical programs include iduronate-2-sulfatase (“I2S”), its enzyme replacement therapy for the treatment of Hunter syndrome, and Gene-Activated glucocerebrosidase (“GA-GCB”), its enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a pivotal Phase III clinical trial of I2S and a Phase I/II clinical trial of GA-GCB. TKT is currently evaluating out-licensing opportunities for a number of other of its Gene-Activated and gene therapy products. In addition to its focus on rare diseases, TKT intends to commercialize Dynepo (epoeitin delta) (“Dynepo”), its Gene-Activated erythropoietin product for anemia related to kidney disease, in the European Union by entering into arrangements with third parties to distribute, sell and market Dynepo.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until it generates substantially greater product sales than it is currently generating. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At September 30, 2004, the Company’s accumulated deficit was $493,839,000. The Company expects, based on its current operating plan, that its existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•	the timing and amount of Replagal product sales, as well as the collections of receivables;

•	continued progress in TKT’s research and development programs, particularly with respect to I2S and GA-GCB;

•	the Company’s ability to manufacture Dynepo product on a timely and cost-effective basis, including the ability to obtain approval from the European Commission of a site change amendment to its existing marketing approval application (“MAA”) for Dynepo and to enter into successful third party arrangements for the marketing of Dynepo in the European Union and elsewhere;

•	the scope and results of the Company’s clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the cost of expansion of the Company’s internal manufacturing facilities;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the integration of TKT Europe’s infrastructure into the Company’s existing infrastructure and the retention of key employees of TKT Europe;

•	the outcome of the Securities and Exchange Commission (the “SEC”) investigation referred to in the notes to the condensed, consolidated financial statements in this report; and

•	the Company’s ability to establish and maintain collaborative arrangements.

Recent Product Development and Business Activities

     TKT Europe

On October 22, 2004, the Company completed the purchase of the 20% equity interest in TKT Europe held by the founding European executives of TKT Europe. The purchase price, based on a predefined formula included in the stockholders’ agreement between the Company and the founding European executives, was $61,130,000 and was funded by existing cash balances. The purchase price will be allocated to the assets acquired and to the liabilities assumed based on 20 percent of their estimated fair value at the date of acquisition. The acquisition will be accounted for as a step acquisition in the fourth quarter of 2004. The Company expects that the majority of the purchase price will be allocated to tangible and intangible assets.

     Dynepo

In September 2004, Sanofi-Aventis granted the Company a license to clinical trial results from a controlled Phase III clinical trial conducted by Sanofi-Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company expects that top-line results of the clinical trial will be available in the first half of 2005. If the data are positive, the Company intends to file an amendment to the European Dynepo product license and seek to expand the label to include anemia associated with chemotherapy.

In July 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, UK. In the future, the Company plans to enter into arrangements with contract manufacturers for the preparation and packaging of Dynepo bulk drug substance into finished product, work with its contract manufacturers to set up and validate manufacturing processes, and obtain the approval by the European Commission of an amendment to the approved MAA for Dynepo reflecting the new manufacturing sites. The Company intends to commercialize Dynepo by entering into arrangements with third parties for the sales and marketing of Dynepo.

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

The Company regards its policies with respect to revenue recognition, accounts receivable, inventories, asset impairment and restructuring charges as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies for the nine months ended September 30, 2004. These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC.

Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed, consolidated financial statements and the related notes thereto.

Revenues

Revenues for the three and nine months ended September 30, 2004 and 2003 were:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)
Product sales	$19,479	$15,185	$4,294	28%	$54,920	$41,738	$13,182	32%
License and research revenues	79	1,533	(1,454)	-95%	239	1,577	(1,338)	-85%

	$19,558	$16,718	$2,840	17%	$55,159	$43,315	$11,844	27%

     Product Sales

The majority of Replagal product sales were in Europe. The increase in sales in the three months and nine months periods of 2004 over the comparative periods in 2003 reflects an overall increase in unit sales and the favorable effects of foreign currency fluctuations as described below. For both comparative periods, unit sales increased due in part to additional patients commencing therapy. In addition, a reversal of a 2003 price rebate accrual during the first quarter of 2004 contributed approximately $481,000 to product sales in the nine months ended September 30, 2004 as the Company determined it was no longer probable that it would be required to pay this amount to customers.

The Company prices Replagal in the functional currency of the country into which it is sold. While overall price levels in local currencies are generally consistent period over period, foreign exchange fluctuations caused an increase in the United States dollar denominated average selling prices. In the third quarter of 2004, foreign currency fluctuations increased sales and gross margins by approximately $1,490,000, or 10%, as compared to the third quarter of 2003. For the nine months ended September 30, 2004, foreign currency fluctuations increased sales and gross margins by approximately $4,870,000, or 12%, as compared to the corresponding period in 2003.

Substantially all of the Company’s manufacturing costs are in United States dollars. Therefore, any fluctuation in the value of the payment currencies relative to the United States dollar is likely to impact gross margins in the future since the Company’s manufacturing costs would remain approximately the same while its revenue in terms of United States dollars would change. Product sales and gross margins will be negatively affected if the United States dollar strengthens against currencies in which the Company sells Replagal. The Company currently does not engage in foreign currency hedging activities.

     License and Research Revenues

The decrease in license and research revenues in the three and nine month periods in 2004 from the corresponding periods in 2003 reflects non-recurring amounts earned under the Company’s collaborative agreements during the third quarter of 2003. License and research revenues in the three and nine months ended September 30, 2004 reflects amounts received under the global legal settlement and distribution agreement that the Company executed with Genzyme Corporation (“Genzyme”) in the fourth quarter of 2003. Revenues related to these agreements are being recognized ratably over a thirteen year period, representing the term over which the Company has agreed to supply bulk drug substance to Genzyme under the distribution agreement. During the fourth quarter of 2003, the Company received a total of $3,055,000 under these agreements with Genzyme which the Company recorded as deferred revenue. During the third quarter of 2003, the Company earned $1,018,000 under a collaborative agreement for Replagal in Japan with Sumitomo Pharmaceutical Co. Ltd. (“Sumitomo”). The Company also received $500,000 in the third quarter of 2003 from Wyeth, which succeeded Genetics Institute, Inc. (“Wyeth”), in connection with the termination of its Factor VIII gene therapy collaboration with Wyeth.

Cost of Goods Sold

Components of cost of goods sold are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)
Cost of product sales	$3,387	$2,769	$618	22%	$8,907	$8,455	$452	5%
Termination of contract manufacturing agreement and related charges	—	—	—	—	—	2,590	(2,590)	-100%

Cost of goods sold	$3,387	$2,769	$618	22%	$8,907	$11,045	$(2,138)	-19%

Cost of goods sold as a percentage of product sales	17%	18%			16%	26%

Cost of goods sold consists of expenses incurred in connection with the manufacture of Replagal. The increase in cost of goods sold for the three and nine months ended September 30, 2004 primarily reflects increased unit sales. The decrease in cost of goods sold as a percentage of sales for the three and nine months ended September 30, 2004 reflects continuing improvements in manufacturing and production efficiencies as well as the contribution of foreign currency fluctuations on product sales. This decrease also reflects the fact that the Company incurred non-recurring charges amounting to $2,590,000, or 6% of product sales, during the nine month period ended in 2003 related to excess capacity at the terminated contract manufacturer of bulk drug substance of Replagal.

The Company has historically relied on contract manufacturing arrangements with third parties for the production of Replagal bulk drug substance for commercial sale, as well as contract packaging and labeling services. In January 2003, the Company terminated its agreement with a third-party manufacturer of the bulk drug substance of Replagal, effective in July 2003. In July 2003, the European Commission approved the Company’s manufacturing facility at Cambridge, Massachusetts (the “Alewife Facility”) for the commercial manufacture of bulk drug substance for Replagal. In October 2003, the Company began significant renovations to its manufacturing facility in the Alewife Facility in order to expand its manufacturing capacity and configure the facility for the production on a commercial scale of products other than Replagal.

In anticipation of these renovations, in the third quarter of 2003, the Company ceased all manufacturing operations at the Alewife Facility. In June 2004, the Company completed renovations to the Alewife Facility and recommenced manufacturing operations. At the present time, the Company anticipates that existing inventory will be sufficient to fill customer orders for Replagal into 2005. The Company intends to continue to rely on third-party manufacturers for fill/finish and packaging services.

The Company expects that it will sell Replagal inventory produced both at the terminated contract manufacturer and at the Company’s Alewife Facility in the remainder of 2004. Cost of goods sold will reflect a mix of full production costs with respect to inventory produced at the former contract manufacturer, and partial production costs with respect to inventory manufactured at the Alewife Facility as the majority of such costs were previously expensed.

Research and Development Expenses

Research and development expenses increased by $5,632,000, or 31%, to $23,527,000 in the third quarter of 2004, as compared to $17,895,000 during the same period in 2003. For the nine month period ended September 30, 2004, research and development expenses totaled $65,674,000 versus $55,730,000 for the same period in 2003, an increase of $9,944,000, or 18%. The increase for both periods reflects increased clinical trial and manufacturing costs in 2004 related to the Company’s I2S and GA-GCB clinical programs. The Company expects its research and development costs will continue to increase relative to the nine month period of 2004, primarily as expenditures increase for the ongoing I2S and GA-GCB clinical trials, for the manufacture of I2S and GA-GCB for use in these studies, and in connection with the continuation of contract manufacturing activities related to Dynepo.

The Company’s four largest research and development programs, Replagal, I2S, GA-GCB and Dynepo, represent the majority of the Company’s research and development spending. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and Gene-Activated protein products, accounted for the balance of the Company’s research and development expenses for the three months ended September 30, 2004. The following table details the Company’s significant research and development programs:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)

Replagal	$3,820	$4,851	$(1,031)	-21%	$10,698	$16,640	$(5,942)	-36%
I2S	13,006	7,702	5,304	69%	34,391	23,720	10,671	45%
GA-GCB	2,879	2,412	467	19%	7,437	6,897	540	8%
Dynepo	1,852	—	1,852	—	2,113	—	2,113	—

Subtotal	21,557	14,965	6,592	44%	54,639	47,257	7,382	16%
Total research and development expenses	$23,527	$17,895	$5,632	31%	$65,674	$55,730	$9,944	18%
Major program costs as a percentage of total research and development expenses	92%	84%			83%	85%

     Replagal

The decrease in research and development expenses for Replagal in both periods of 2004 is primarily due to the Company’s decision in January 2004 to cease efforts to seek the approval of Replagal in the United States. The Company expects the amount of future Replagal-related research and development expenses will decrease. The Company expects that substantially all of future Replagal research and development expenses will relate to the conditions associated with the Company’s European and Canadian approvals of Replagal, including the Company’s obligations to conduct additional clinical trials and to submit an annual assessment of Replagal for review by the European regulatory agency and additional studies required in Canada.

     I2S

The increases in research and development expenses for I2S in both periods of 2004 were due to increased expenditures related to the Company’s ongoing I2S pivotal trial and costs to manufacture I2S for this study.

In September 2003, the Company began enrolling patients in its pivotal trial, referred to as the AIM (Assessment of I2S in MPS II) study, which is a randomized, double-blind, placebo-controlled, clinical trial to evaluate the effect of I2S over 12 months in patients with Hunter syndrome. The pivotal clinical trial includes 96 patients with Hunter syndrome at nine sites around the world. The Company completed enrollment in the study in March 2004. The Company expects preliminary results from the study in the second quarter of 2005 and, if positive, the Company expects to submit applications for marketing approval of I2S in both the United States and Europe in the second half of 2005.

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

     GA-GCB

The increases in research and development expenses for GA-GCB in both periods of 2004 were due to increased expenditures related to the Company’s ongoing GA-GCB phase I/II trial and costs to manufacture GA-GCB for this study.

In December 2003, the Company submitted an investigational new drug application, or IND, to the FDA to commence human clinical trials of GA-GCB. This IND became effective in January 2004. In April 2004, the Company initiated a phase I/II clinical trial to evaluate the safety and clinical activity of GA-GCB. In this clinical trial, the Company plans to evaluate GA-GCB in 12 patients with Gaucher disease who will receive treatment for nine months. The Company expects to complete this phase I/II trial in 2005.

Future research and development costs for the GA-GCB program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with large-scale manufacture of GA-GCB. The Company expects that expenses related to the phase I/II and subsequent pivotal trials will continue to be significant.

     Dynepo

The significant majority of expenses relating to Dynepo are in connection with a manufacturing agreement that the Company entered into with Lonza in July 2004 under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, UK. The Company incurred $1,733,000 and $1,990,000 for the three and nine month periods ended September 30, 2004, respectively, for initial start up and development work under the manufacturing agreement. Expenses related to development and manufacturing of the Dynepo product will result in increases in future research and development expenses. The Company has committed to pay Lonza approximately $13,000,000 related to initial start-up and manufacturing costs of Dynepo bulk drug substance through 2006. Research and development costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to technology transfer, costs associated with the startup of Dynepo manufacturing, and uncertainties in the timing and approval of the manufacturing facility and processes by the appropriate regulatory authorities.

In September 2004, Sanofi-Aventis granted the Company a license to clinical trial results from a controlled Phase III clinical trial conducted by Sanofi-Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company expects that top-line results of the clinical trial will be available in the first half of 2005. If the data are positive, the Company intends to file an amendment to the European Dynepo product license and seek to expand the label to include anemia associated with chemotherapy.

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

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$4,437	$4,196	$241	6%	$14,455	$14,426	$29	0%
Selling and marketing	5,547	3,089	2,458	80%	16,438	11,437	5,001	44%

Selling, general and administrative expenses	$9,984	$7,285	$2,699	37%	$30,893	$25,863	$5,030	19%

The increase in selling, general and administrative costs for the three months ended September 30, 2004 as compared to the same period in 2003 reflects primarily increased sales and marketing costs, including incentive compensation, at TKT Europe. For the nine months ended September 30, 2004, selling, general and administrative costs increased primarily due to incentive compensation at TKT Europe, as well as costs incurred in connection with the UK Dynepo litigation which totaled $1,300,000. The increase was partially offset by non-recurring executive severance charges incurred in 2003.

The Company expects selling, general and administrative expenses related to selling and marketing expenses to continue to increase in 2004 as the Company establishes infrastructure and distribution capabilities to support commencement of Replagal product sales in additional countries outside of the European Union. In addition, the Company is incurring transition costs related to the buyout of the minority interest in TKT Europe that it completed in October 2004.

The Company is currently evaluating potential commercialization strategies for Dynepo in Europe, which could contribute to increases in future selling, general and administrative expenses. Future selling, general and administrative costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to entering into and supporting potential sales and marketing licensing agreements with third parties.

The Company expects selling, general and administrative costs, primarily related to Dynepo litigation, to total approximately $2,000,000 in 2004.

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

For the three months ended September 30, 2004 and 2003, restructuring charges amounted to $1,257,000 and $2,765,000, respectively. Restructuring charges were $3,030,000 and $11,324,000 for the nine months ended September 30, 2004 and 2003, respectively. Restructuring charges recorded in the three and nine month periods ended September 30, 2004 were primarily related to ongoing facility and lease expenses related to the four vacated facilities. Also included in the nine months ended September 30, 2003 was $1,354,000 of employee severance and outplacement services costs for 74 employees, primarily in research and development, $9,396,000 representing the remaining lease obligation for three of the four facilities that the Company no longer occupied, and a write-down of $574,000 for leasehold improvements for facilities which were vacated. The Company will continue to record restructuring charges primarily related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease expires in 2011.

Minority Interest

The Company recorded minority interest charges in the net loss of TKT Europe of $23,000 and $55,000 for the three and nine months ended September 30, 2004, respectively. To date, the Company has recorded minority interest charges amounting to $358,000 related to the 20% minority interest in the cumulative net income of TKT Europe.

Interest Income, Net

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
	(in thousands, except percentages)
Interest income	$571	$417	$154	37%	$1,208	$1,834	$(626)	-34%
Interest expense	(405)	—	(405)	—	(656)	—	(656)	—

Interest income, net	$166	$417	$(251)	-60%	$552	$1,834	$(1,282)	-70%

Interest income increased in the three month period ended September 30, 2004 primarily due to higher cash and marketable securities balances, primarily as a result of the Notes offering, and a higher rate of return relative to the same period in 2003. During the third quarter of 2004, average cash and marketable securities balances were $228,431,000 as compared to $191,753,000 for the same period in 2003. Interest income decreased for the nine month period ended September 30, 2004 primarily due to lower cash and marketable securities balances, and a lower rate of return relative to the same period in 2003. For the nine months ended September 30, 2004 and 2003, the average cash and marketable securities balances were $199,128,000 and $210,300,000, respectively. As a result of the Notes offering, the Company recorded $405,000 and $656,000 for interest expense and amortization of deferred issuance costs for the three and nine month periods ended September 30, 2004, respectively. The Company expects a decrease in interest income as a result of lower cash and marketable securities balances due to ongoing operating activities.

Loss on Disposal of Fixed Assets

The Company recorded losses on disposals of fixed assets amounting to $402,000 and $433,000 for the three and nine month periods ended September 30, 2004, respectively. Fixed asset disposals primarily relate to the write-off of manufacturing equipment and computer equipment that is no longer in use, off-set from the sale of related equipment.

Net Loss

The Company had a net loss of $18,810,000 and $13,553,000 for the three months ended September 30, 2004 and 2003, respectively. Basic and diluted net loss per share was $0.54 and $0.39 for the three months ended September 30, 2004 and 2003, respectively. Restructuring charges contributed $(0.04) to the net loss per share in the third quarter 2004 compared with $(0.08) in the third quarter of 2003.

The Company’s net loss was $53,171,000 and $60,518,000 for the nine months ended September 30, 2004 and 2003, respectively. Basic and diluted net loss per share was $1.53 for the nine months ended September 30, 2004, as compared to a basic and diluted net loss per share of $1.75 for the corresponding period in 2003. Restructuring charges contributed $(0.09) and $(0.33) for the nine month periods ended September 30, 2004 and 2003, respectively.

Liquidity and Sources of Capital

Since its inception, TKT has financed its operations through:

•	the sale of common stock, preferred stock, and the Company’s 1.25% Senior Convertible Notes (the “Notes”);

•	revenues from collaborative agreements;

•	interest income;

•	more recently, with product sales and collections from accounts receivable; and

•	borrowings under debt agreements.

     Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $222,833,000 at September 30, 2004, including restricted marketable securities collateralizing letters of credit totaling $7,820,000. Included in the Company’s cash, cash equivalents and marketable securities as of September 30, 2004 was $100,511,000 held by TKT Europe, which were denominated in Swedish Krona, British Pound, and Euros. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company used net cash of $38,856,000 for operating activities in the nine months ended September 30, 2004. Significant cash flow changes consisted of a net loss of $53,171,000, and depreciation expense of $9,931,000. Working capital at September 30, 2004, was $241,826,000 compared to $204,190,000 at December 31, 2003. Accounts receivable increased by $5,595,000 for the nine months ended September 30, 2004 due to increased Replagal sales. Inventory decreased by $4,399,000 for the nine months ended September 30, 2004, primarily due to product sales and minimal Replagal manufacturing activity at the Company’s Alewife Facility during the nine month period ended September 30, 2004 as a result of the renovation of the Alewife Facility.

In certain European countries, such as Italy and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received, and expects to continue to receive, payments approximately one year from the invoice date. Aggregate accounts receivable balances for Italy and Belgium were 55% and 56% of total accounts receivable at September 30, 2004 and December 31, 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, these customers have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company’s liquidity will be adversely affected.

Net cash used for investing activities was $10,991,000 for the nine months ended September 30, 2004. The Company used $11,386,000 during the nine month period ended September 30, 2004 for property and equipment purchases primarily related to leasehold improvements and equipment for the Company’s Alewife Facility. The Company expects to spend a total of approximately $3,600,000 for purchases of property and equipment during the balance of 2004, principally for expanding its internal manufacturing and information technologies capabilities.

On October 22, 2004, the Company completed the purchase of the 20% equity interest in TKT Europe, the Company’s sales and marketing subsidiary in Europe, held by the founding European executives of TKT Europe. With this purchase, the Company now owns 100% of TKT Europe. The purchase price, based on a predefined formula included in the stockholders’ agreement between the Company and the founding European executives, was $61,130,000 and was funded by the Company’s existing cash balances. The purchase price will be allocated to the assets acquired and to the liabilities assumed based on 20 percent of their estimated fair value of the date of acquisition. The acquisition will be accounted for as a step acquisition in the fourth quarter of 2004. The Company expects that the majority of the purchase price will be allocated to tangible and intangible assets.

The effect of exchange rate changes decreased cash and cash equivalents by $221,000 during the nine months ended September 30, 2004 and is primarily due to the strengthening of the United States dollar relative to the Swedish Krona and the translation of our foreign subsidiaries’ cash and accounts receivable balances, which are primarily denominated in Euros.

The Company’s cash requirements for operating activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to exceed its internally generated funds until it is able to generate substantially greater product sales.

The Company expects that it will require substantial additional funds to support its research and development programs, obligations under license agreements, long-term debt interest and principal payment obligations, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, and selling, general and administrative expenses.

During the second quarter of 2004, the Company sold $94,000,000 of Notes for net proceeds of $90,859,000. The Company has used these proceeds to fund its purchase of the minority interest in TKT Europe and plans to use the balance of such proceeds to fund its operations. Interest on the Notes is payable at a rate of 1.25% per annum and is payable semi-annually on May 15 and November 15 of each year commencing November 15, 2004.

In the near term, TKT expects to finance its operations principally from existing cash and cash equivalents, and collections of accounts receivable related to sales of Replagal. The Company expects, based on its current operating plan, that its existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

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

In December 2000, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2000. This shelf registration statement permits the Company to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $500,000,000. Following the sale of the Notes, the Company had approximately $138,000,000 worth of securities available for issuance under a shelf registration statement.

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

     Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of September 30, 2004:

	Payments Due by Period
	Less Than			After
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
Non-cancelable operating leases	$8,665	$23,523	$22,631	$22,256	$77,075
Notes interest payment	1,214	2,350	2,350	2,350	8,264
TKT Europe buyout price	61,130	—	—	—	61,130
Estimate clinical trial commitments	9,029	—	—	—	9,029
Estimate contract manufacturing commitments	4,586	4,925	—	—	9,511
Purchase commitments	750	—	—	—	750

Total contractual cash obligations	$85,374	$30,798	$24,981	$24,606	$165,759

In October 2004, the Company completed the purchase of the 20% equity interest in TKT Europe. The purchase price was $61,130,000 and was funded by existing cash balances.

As of September 30, 2004, the Company had committed to pay approximately $9,029,000 to various contract vendors for administering and executing clinical trials. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by such vendors. However, the Company expects to pay for these commitments throughout 2004 and into 2005 as ongoing trials are completed.

In July 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, UK. The Company has committed to pay Lonza approximately $13,000,000 related to initial start-up and manufacturing costs of Dynepo bulk drug substance through 2006. To date, the Company has paid Lonza $3,370,000. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, in the event that the Company terminates the agreement upon less than twelve months’ notice to Lonza, the Company is required to pay Lonza for any binding orders for the manufacture of Dynepo bulk drug substance placed by the Company prior to the date of notice of termination.

The Company also is subject to the potential commitment discussed in the following paragraph that are not included in the above table:

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

     • The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this patent litigation and paid the Company $1,555,000. Mount Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired. The Company did not incur any litigation expenses in the three months ended September 30, 2004 and does not expect to incur any additional expenses relating to this litigation.

     • The Company and Sanofi-Aventis have been involved in patent infringement actions with Kirin-Amgen and Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Sanofi-Aventis, which is paying the United States litigation expenses, for 50% of the expenses incurred in the United States after March 26, 2004. Sanofi-Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Sanofi-Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company is responsible for all litigation expenses outside of the United States incurred after March 26, 2004. As of September 30, 2004, the Company had incurred approximately $1,300,000 in litigation expenses associated with litigation in the U.K. In October 2004, the House of Lords upheld the 2002 decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen’s patent is invalid. Based on the House of Lords’ favorable ruling, the Company does not expect that there will be further significant costs related to the U.K. litigation, and expects that, pursuant to U.K. fee-shifting rules, Kirin-Amgen may have to pay the Company a substantial percentage of the legal fees the Company has incurred since March 26, 2004. With respect to the U.S. litigation, in October 2004, the United States District Court of Massachusetts on remand found certain claims related to four patents held by Amgen are valid and infringed by the Company. The Company intends to appeal the decision of the United Stated District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. The Company expects that there will be ongoing expenses associated with the appeal in the U.S.

     • In August 2004, Applied Research Systems ARS Holding N.V., a wholly-owned subsidiary of Serono, served the Company with an amended complaint that was filed in the U.S. District Court of Massachusetts alleging that the Company infringes the ‘071 patent which purportedly covers certain methods of gene activation. In the original complaint, Serono appealed an adverse decision by the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (“PTO”) in an interference proceeding between Cell Genesys and Serono regarding the ‘071 patent declared in 1996. In June 2004, the PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision on the interference. The Company was not a party to this interference. In October, 2004, the Company filed a motion to dismiss the amended complaint. The European counterpart to the ‘071 patent, EP No. 0 505 500 (“the ‘500 patent”), was revoked by the European Patent Office in January 2002 on grounds of invalidity due to insufficiency of disclosure. When the revocation of the patent was still on appeal, Serono prematurely sued the Company in the Netherlands in January 2003 and claimed that Replagal infringed the ‘500 patent. Serono withdrew the suit in November 2003 after the earlier revocation of its patent was affirmed by a unanimous Technical Board of Appeals. The Company expects that there will be ongoing expenses associated with the Serono litigation.

     • In 2003, various parties filed purported class action lawsuits against the Company, its former Chief Executive Officer, former Chief Financial Officer, the members of the Company’s Board of Directors and other parties. In April 2003 a derivative law suit was filed against the Company’s former Chief Executive Officer, the members of the Company’s Board of Directors and the Company as a nominal defendant, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders. In May 2004, the Court granted the Company’s motion to dismiss the derivative law suit. In June 2004, the plaintiffs appealed this ruling. As of September 30, 2004, the Company had incurred approximately $1,400,000 related to the shareholders law suit and derivative law suit.

     • In May 2003, the Company received a copy of a formal order of investigation by the SEC. In July 2004, the Company and its former Chief Executive Officer received “Wells” notices from the staff of the SEC, in connection with its investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully in the investigation. As of September 30, 2004, the Company had incurred approximately $1,600,000 related to this matter.

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

     We have experienced significant operating losses since our inception in 1988. As of September 30, 2004, our accumulated deficit was $493.8 million. We had net losses of $18.8 million, $13.6 million, $20.9 million and $15.9 million in the three months ended September 30, 2004, 2003, 2002 and 2001. We had net losses of $53.2 million in the nine months ended September 30, 2004, $60.5 million in 2003, $82.3 million in 2002 and $51.0 million in 2001.

     We expect that, until we have substantially greater product sales, we will continue to incur substantial losses and that our cumulative losses will continue to increase. We recorded $19.5 million and $54.9 million in product sales in the three and nine months ended September 30, 2004, respectively, $57.2 million in product sales in 2003, and $34.7 million in product sales in 2002. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

We may need additional financing, which may be difficult to obtain. If we do not obtain additional financing, our business, results of operations and financial condition may be adversely affected.

Our cash requirements for operating activities, financing activities and investment activities have historically exceeded our internally generated funds. We expect that our cash requirements for such activities will continue to exceed our internally generated funds until we are able to generate substantially greater product sales.

We expect, based on our current operating plan, that our existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2006. However, our existing capital resources and our other anticipated sources of capital may not provide adequate funds to satisfy our capital requirements. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of Replagal product sales, as well as the cash collections on receivables;

•	continued progress in our research and development programs, particularly with respect to I2S and GA-GCB;

•	our ability to manufacture Dynepo product on a timely and cost-effective basis, including the ability to obtain approval from the European Commission of a site change amendment to our existing MAA for Dynepo, and to enter into successful third party arrangements for the marketing of Dynepo in the European Union;

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the cost of expansion of our internal manufacturing facilities;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales, and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the integration of TKT Europe’s infrastructure into our existing infrastructure and the retention of key employees of TKT Europe;

•	the outcome of the SEC investigation referred to in the condensed, consolidated financial statements; and

•	our ability to establish and maintain collaborative arrangements.

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

Our common stock has been and in the future may be subject to substantial price volatility. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

•	announcements of technological innovations or new commercial products by our competitors;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	results of litigation;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	the integration of TKT Europe’s infrastructure into our existing infrastructure and the retention of key employees of TKT Europe;

•	governmental regulation and approvals;

• developments in patent or other proprietary rights;

• public concerns as to the safety of products developed by us or the fields of study in which we work; and

• general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2002 to September 30, 2004, the closing sale price of our common stock on the Nasdaq National Market ranged from a low of $3.74 per share to a high of $46.50 per share. You must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

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

In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons. We currently are conducting a pivotal clinical trial of I2S and a phase I/II clinical trial of GA-GCB.

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

In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our MAA to the European Agency for the Evaluation of Medicinal Products, or EMEA, and approximately five years after we filed our investigational new drug application, or IND, with the FDA. The FDA never approved Replagal in the United States and, in January 2004, we withdrew our BLA for Replagal. We are continuing to seek marketing approval for Replagal in a number of other countries in the world. We may not obtain approvals in one or more of these countries when we anticipate receiving such approval, if at all. Approval in Japan has been delayed and we do not know when, or if, we will receive such approval.

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

Although the European Commission has granted marketing approval of Dynepo in the European Union, Dynepo has not been approved in the United States. In 2000, Aventis Pharmaceuticals, Inc., a subsidiary of Sanofi-Aventis, submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing, and requested that Sanofi-Aventis provide additional manufacturing data. Sanofi-Aventis has not yet submitted the requested additional data to the FDA, and we cannot predict whether or when Sanofi-Aventis will do so.

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

Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, certain tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved for a period of up to 10 years in the European Union, and for a period of seven years in the United States, except in limited circumstances set forth in the U.S. Food, Drug and Cosmetic Act and its implementing regulations, which we refer to as the FDA law. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do as Genzyme did with its Fabrazyme product in the United States, as discussed below. Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

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

In November 2001, our I2S product for the treatment of Hunter syndrome was designated an orphan drug in the European Union and in the United States. If our I2S product is the first such product to receive marketing approval for Hunter syndrome, then our I2S product will be entitled to orphan drug exclusivity and no other application to market the same drug for the same indication may be approved, except in limited circumstances, for a period of up to 10 years in the European Union and for a period of seven years in the

United States. If we are not able to maintain this orphan drug exclusivity, our business may be adversely affected.

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

Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice regulations, or cGMP. Regulatory authorities, including the EMEA and the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance.

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

Litigation and intellectual property risks

We are a party to litigation with Amgen Inc. involving Dynepo which could preclude us from manufacturing or selling Dynepo in the United States.

In April 1997, Amgen commenced a patent infringement action against us and Sanofi-Aventis in the United States District Court of Massachusetts. In January 2001, the United States District Court of Massachusetts concluded that Dynepo infringed eight of the 18 claims of five patents that Amgen had asserted. Amgen did not seek and was not awarded monetary damages. This decision was subsequently appealed to the United States Court of Appeals for the Federal Circuit.

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

As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts concluded the remand proceedings in July 2003. The United States District Court of Massachusetts also issued a decision upholding its January 2001 findings that Amgen successfully rebutted the presumption of prosecution history estoppel with respect to certain of its patents, and therefore, that we and Sanofi-Aventis infringe such patents in light of recent Supreme Court precedents. On remand, we and Sanofi-Aventis presented affirmative defenses with respect to such patents. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are valid and infringed by us. We intend to appeal the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

We can provide no assurance as to the outcome of the appeal. If we and Sanofi-Aventis are not successful in the Dynepo litigation at the appellate level, we and Sanofi-Aventis would be precluded from making, using and selling Dynepo in the United States. We are required to reimburse Sanofi-Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Sanofi-Aventis is entitled to deduct up to 50% of any royalties that Sanofi-Aventis may otherwise owe us with respect to the sale of Dynepo until Sanofi-Aventis has recouped the full amount of our share of the litigation expenses. We have the right to control any other litigation that might arise outside of the United States and are responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

We are a party to litigation with Serono involving gene activation which could preclude us from using certain gene activation methods in the production of our products.

In August 2004, Applied Research Systems ARS Holding N.V., a wholly-owned subsidiary of Serono, served the Company with an amended complaint that was filed in the U.S. District Court of Massachusetts alleging that the Company infringes Serono’s ‘071 patent which purportedly covers certain methods of gene activation. In the original complaint, Serono appealed an adverse decision by the Board of Patent Appeals and Interferences of the U.S. PTO in an interference proceeding between Cell Genesys and Serono regarding the ‘071 patent declared in 1996. In June 2004, the PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision on the interference. The Company was not a party to this interference. In October, 2004, the Company filed a motion to dismiss the amended complaint.

We can provide no assurance as to the outcome of the Serono litigation. If we are not successful in the gene activation litigation, we would be precluded from using certain methods of gene activation currently used in the development of our products. This could have a materially adverse effect on our business.

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

In September 2003, we filed a motion to dismiss the Amended Complaint. A hearing of the motion occurred in December 2003. In May 2004, the United States District Court for the District of Massachusetts issued a Memorandum of Decision and Order denying in part and granting in part our motion to dismiss the purported class action lawsuit. In the Memorandum, the Court found several allegations against us arose out of forward-looking statements protected by the “safe harbor” provisions of the PSLRA. The Court dismissed those statements as falling within the PSLRA’s safe harbor provisions. The Court also dismissed claims based on the public offerings of June 29, 2001 and December 18, 2001 because no plaintiff had standing to bring such claims. The Court allowed all other allegations to remain.

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

As of September 30, 2004, we had spent approximately $1.4 million related to these lawsuits. We expect that the costs related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

In July 2004, we and Dr. Richard F Selden, our former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with its investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against us, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. We are cooperating fully and will continue to cooperate fully with the SEC in the investigation. As of September 30, 2004, we had spent approximately $1.6 million related to this matter.

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

The biotechnology industry has been characterized by significant litigation, and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation beyond the Amgen and Serono litigation described above and to other proceedings with respect to our products and technologies.

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

The expiration dates for the patents and patent applications covering our principal products are as follows:

•	Replagal—The principal issued patents and patents that may issue from pending patent applications covering Replagal expire or will expire in the United States at various dates from 2011 to 2023, and in Europe at various dates from 2012 to 2023.

•	I2S—The principal issued patents and patents that may issue from pending patent applications covering I2S expire or will expire in the United States at various dates from 2015 to 2024, and in Europe in 2024.

•	GA-GCB—The principal issued patents and patents that may issue from pending patent applications covering GA-GCB expire or will expire in the United States at various dates from 2011 to 2020 and in Europe at various dates from 2012 to 2021.

•	Dynepo—The principal issued patents and patents that may issue from pending patent applications covering Dynepo expire or will expire in the United States at various dates from 2011 to 2015, and in Europe in 2012.

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

We have exposure to currency risk for Replagal sales in Europe. Country-by-country pricing of Replagal was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Since the approval of Replagal in August 2001, the United States dollar has generally weakened versus most European currencies, including the Euro, which has resulted in increased revenues for us from sales of Replagal. If the United States dollar were to strengthen versus these currencies, this currency fluctuation would adversely impact our Replagal product sales. Foreign currency fluctuations favorably contributed $4.9 million to product sales for the nine months ended September 30, 2004 as compared to the same period of 2003, and $9.4 million to product sales for the year ended December 31, 2003 as compared to the same period of 2002.

We also have exposure to currency risk for cash and cash equivalents held by TKT Europe, which are primarily denominated in Swedish Krona, British Pound and Euro. Any change in the value of the United

States dollar as compared to these foreign currencies may have an adverse effect on our liquidity. For example, a hypothetical 10 percent strengthening of the United States dollar relative to these foreign currencies would result in an approximate $7.3 million decrease in our cash and marketable securities held by TKT Europe as of September 30, 2004.

The continuity of our sales of Replagal in Europe and our ability to comply with SEC regulations may be affected by our ability to integrate the operations of TKT Europe.

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

In October 2004, we exercised our right under the stockholders’ agreement for TKT Europe to purchase the minority stockholders’ 20% ownership interest in TKT Europe in the fourth quarter of 2004 for a price determined in accordance with a formula based on sales of Replagal in Europe as set forth in the stockholders’ agreement. The purchase price for the transaction was $61.1 million.

As a result of this purchase, our ability to successfully market and sell Replagal in Europe now will depend in part on our ability to integrate the functions of TKT Europe into our infrastructure. In addition, if we cannot retain the founding executives of TKT Europe and the existing marketing and sales personnel of TKT Europe for a sufficient period, it is likely that the current relationships that TKT Europe maintains with patients, physicians and other key decision-makers for the treatment of Fabry disease in Europe will be affected, which could adversely affect our business and results of operations in Europe, including our sales of Replagal, and could result in the loss of sales and market share for Replagal in Europe.

Substantially all of the sales of Replagal are transacted through and recorded by TKT Europe. As a result of the purchase, we will require the cooperation of the existing managers of TKT Europe to provide us with critical accounting and related financial information in order to enable us to report to investors, complete SEC filings, and complete Sarbanes-Oxley Section 404 compliance work, which involves documenting the operational design of TKT Europe’s internal controls and testing operating effectiveness of such controls, on a timely basis. In the event that we do not receive a timely flow of information from TKT Europe, our ability to comply with the regulatory requirements imposed on us by the SEC may be adversely affected, which could have a material adverse effect on our business.

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

Gene therapy

Although we made a substantial investment in our gene therapy programs through March 2003, we have discontinued work in this area and believe, due to technical disappointments across the industry, that it is unlikely that we will be able to generate substantial revenue from its past investments in gene therapy.

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

Any manufacturing of our products must comply with cGMP as required by the countries in which we intend to sell our products. Before approving an application for marketing authorization for a product, the FDA, the European Commission, or any other equivalent foreign regulatory agency will inspect the facilities at which the product is manufactured. If we or our third-party manufacturers do not comply with applicable cGMP, such regulatory agency may refuse to approve our application for marketing authorization. Once the regulatory agency approves a product, we or our third-party manufacturers must continue to comply with cGMP. If we or our third-party manufacturers fail to maintain compliance with cGMP, adverse consequences can result, including suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil and criminal penalties.

We have modified our manufacturing facility to increase the scale of the process used to produce bulk drug substance for Replagal. In the European Union, we need to obtain regulatory approval of an amendment to our MAA describing these modifications and associated scale changes for Replagal before we can sell Replagal manufactured using this modified scale process. If we cannot obtain this regulatory approval, we will not be able to sell Replagal manufactured using these processes.

In some of our manufacturing processes, we use bovine-derived serum sourced from Canada and the United States. The discovery of cattle in both Canada and the United States with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on our products, or prohibit us from using our products at all in such countries.

We are incurring significant costs to expand and renovate our manufacturing facility. Any delays in completing the expansion and renovation of our facility and bringing the facility into compliance with cGMP could adversely affect our ability to supply the bulk drug substance needed to manufacture our products other than Dynepo.

We are investing substantial funds to expand the capacity of our manufacturing facility in Cambridge, Massachusetts and to configure the facility for the production at a commercial scale of additional products. In anticipation of this expansion and renovation, in the third quarter of 2003, we ceased all manufacturing operations at our manufacturing facility, including the manufacture of Replagal. We recommenced manufacturing operations at our manufacturing facility in June 2004. We need to comply with cGMP before we can ship bulk drug substance made at our manufacturing facility for commercial sale and clinical trials. If we are unable to successfully bring the facility into compliance with cGMP, our ability to supply our products for commercial sale and clinical use, including Replagal, I2S and GA-GCB, could be interrupted and our sales of Replagal and the timing of our I2S or GA-GCB clinical trials could be adversely affected.

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

In July 2004, we entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s cGMP production facility in Slough, UK. In the future, we plan to enter into arrangements with contract manufacturers for the preparation and packaging of Dynepo bulk drug substance into finished product, work with our contract manufacturers to set up and validate manufacturing processes, and obtain the approval of an amendment to the approved MAA for Dynepo reflecting the new manufacturing sites by the European Commission. We intend to commercialize Dynepo by entering into arrangements with third parties for the sales and marketing of Dynepo. If we cannot establish contract manufacturing arrangements on favorable terms or at all, successfully set up and validate manufacturing processes or obtain the approval of the European Commission, we will not be able to sell Dynepo in the European Union when planned, which could result in Dynepo being subject to additional competition and which would adversely affect our cash resources.

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

In certain countries, including the countries of the European Union, Australia, and Canada, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries such as Italy, Spain and Belgium, it normally takes an extended period of time to collect payment even after reimbursement has been established.

In the United States and elsewhere, the availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. For example, in Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for all pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. In addition, in Australia, the reimbursement authorities have limited their overall budget for purchase of enzyme replacement therapy for Fabry disease to $10,000,000 Australian dollars, and in Canada, federal reimbursement authorities have a recommendation that is pending regarding reimbursement of Replagal by provincial authorities. Governmental and reimbursement authorities or third-party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and the other products we are developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products we are developing may be prescribed. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected, possibly materially.

We expect that the prices for many of our products, when commercialized, including in particular our products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. For example, we have established pricing and reimbursement for substantially all patients receiving Replagal in the European Union. Country-by-country pricing was initially established as the local currency equivalent of between approximately $200,000 and $215,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. We may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products for which we seek a high price.

We also may experience pricing pressure with respect to Replagal and other products for which we may obtain marketing approval in the United States due to the trend toward managed health care, the increasing influence of health maintenance organizations and legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or is limited in scope or amount.

We have limited sales and marketing experience and capabilities and will need to develop this expertise or depend on third parties to successfully sell and market our products on our behalf to generate revenue.

Except for TKT Europe with respect to the marketing and selling of Replagal, we have limited sales and marketing experience and capabilities, and limited resources to devote to sales and marketing activities. In order to market our products, including Replagal and Dynepo, we will need to develop this experience and these capabilities or rely upon third parties to perform these functions. We are seeking a marketing partner for Dynepo in Europe. If we rely on third parties to sell, market, or distribute our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in selling, marketing, and distributing our products. If we choose to conduct these activities directly, as we plan to do with respect to some of our potential products, including Replagal, we may not be able to recruit and maintain sales and marketing personnel, which would adversely affect our sales efforts in Europe.

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

We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Genzyme to develop and commercialize I2S in Japan and certain other countries in Asia; on Sanofi-Aventis to develop, obtain regulatory approvals for, and manufacture, market, and sell Dynepo in the United States; and Sumitomo to develop and commercialize Replagal in Japan, Korea, China and Taiwan. We also use third party distributors to distribute Replagal in many areas of the world including Australia, Canada, Europe, and Israel. Our collaborators may not devote the resources necessary or may otherwise be unable or unwilling to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under specified circumstances. In some cases, we may not receive payments contemplated in the agreements with our collaborators if our collaborators fail to achieve certain regulatory and commercial milestones.

Our existing collaborations and any future collaborative arrangements with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•	reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues;

•	under our collaboration agreements, we cannot conduct specified types of research and development and marketing and sales activities in the field that is the subject of the collaboration. These agreements have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties;

•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products;

•	our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us or that could affect our collaborators’ commitment to the collaboration with us;

•	our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential liability;

•	our collaborators may terminate their collaborations with us, as Sanofi-Aventis has done with respect to our GA-GCSF product, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business and financial communities; and

•	our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us.

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

If we fail to comply with SEC regulations relating to internal control over financial reporting, current and potential investors could lose confidence in our financial reports, which would harm our business and have an adverse effect on our stock price.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our future 10-K filings, beginning with our 10-K for 2004, a report on internal controls. This report must contain an assessment, as of the end of the year, of the effectiveness of our internal control structure and procedures for financial reporting. Section 404 also requires our independent auditors to attest to and report on the assessment made by management. In order to meet these requirements, we must document and test the effectiveness of our internal controls, allow time for our independent auditors to audit our internal control structure and remediate any deficiencies identified by us or our auditors.

We are working toward evaluating and documenting our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls. However, this work is extensive and time consuming. In addition, substantially all of the sales of Replagal are transacted through and recorded by TKT Europe. We did not begin much of our Section 404 compliance work for TKT Europe until we completed the purchase of the minority interest in TKT Europe in October 2004. We can not be certain as to the timing of completion of our evaluation, testing and remediation actions or of the timing of our auditors. Because the Section 404 requirements are new, and interpretations and related implementation guidance have been evolving, estimating the time to complete the assessment of our internal controls is difficult. We may identify deficiencies as we move forward with our work which we will be unable to remediate by the end of the year.

If we and our auditors are unable to complete our Section 404 compliance work on a timely basis, we may be unable to state that our internal control over financial reporting is effective as of December 31, 2004 and our auditors may be unable to attest to our management’s assessment of our internal controls. If any of these events occurs, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could harm our business and have an adverse effect on our stock price.

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

As of September 30, 2004, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000 to $175,000. The price remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Foreign currency fluctuations favorably contributed approximately $1,490,000 and $4,870,000 to product sales for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRANSKARYOTIC THERAPIES, INC.

Date: November 9, 2004	By:	/s/ Michael J. Astrue

Michael J. Astrue
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Gregory D. Perry

Gregory D. Perry
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*#	Services Agreement, dated July 23, 2004, between Lonza Biologics PLC and the Registrant.

31.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Confidential treatment requested as to certain portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Such portions have been omitted and filed separately with the Securities and Exchange Commission.