Form 10-K
period 2004-12-31
TRANSKARYOTIC THERAPIES INC
filed 2005-03-16
CIK 885259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.01 par value per share
Preferred Stock Purchase Rights
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.     Yes ☑          No ☐
      As of June 30, 2004, the approximate aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $470,459,507 based on the last reported sale price of the registrant’s voting Common Stock on The Nasdaq National Market as of the close of business on June 30, 2004. There were 34,876,651 shares of Common Stock outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE

Document	10-K Part

Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 2005	III

PART I

Item 1.	Business
Overview
      Transkaryotic Therapies, Inc. (“TKT” or the “Company”) is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagaltm(agalsidase alfa) (“Replagal”), its enzyme replacement therapy for the long-term treatment of Fabry disease, in 34 countries outside of the United States. The Company’s most advanced active clinical programs include iduronate-2-sulfatase (“I2S”), its enzyme replacement therapy for the treatment of Hunter syndrome, and Gene-Activated® glucocerebrosidase (“GA-GCB”), its enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a Phase III clinical trial of I2S and a Phase I/ II clinical trial of GA-GCB. The Company is currently seeking to out-license a number of its other Gene-Activated products. In addition to its focus on rare genetic diseases, in the European Union, TKT also intends to commercialize Dynepotm (epoeitin delta) (“Dynepo”), its Gene-Activated erythropoietin product for anemia related to kidney disease that it developed with Aventis Pharmaceuticals, Inc. (“Aventis”), a subsidiary of Sanofi-Aventis SA, the successor to Aventis SA. The Company is seeking to enter into arrangements with a third party to distribute, market, and sell Dynepo outside the United States.
Recent Developments

TKT Europe
      In October 2004, the Company completed the purchase of the 20% minority interest in TKT Europe AB, formerly known as TKT Europe-5S AB (“TKT Europe”), the Company’s sales and marketing subsidiary in Europe, held by the founding European executives of TKT Europe. With this purchase, TKT now owns 100% of TKT Europe. The purchase price, based on a predefined formula included in the stockholders’ agreement between the Company and the founding European executives, was $62.1 million.

Dynepo
      In March 2004, the Company regained from Aventis rights to Dynepo outside the United States. Dynepo is currently approved for commercial sale in the European Union for the treatment of anemia associated with kidney disease. The Company is currently seeking to enter into an arrangement with a third party to distribute, market, and sell Dynepo outside the United States. Several companies have shown interest in such a collaboration, and TKT expects to finalize the terms of a collaboration in the first half of 2005.
      In September 2004, Aventis granted the Company a license to clinical trial results from a previously completed controlled Phase III clinical trial conducted by Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company expects, based on information from Aventis, that top-line results of the clinical trial will be available in the first half of 2005. Aventis will conduct the clinical data analyses. If the data are positive, the Company expects that it or a collaborator will file an amendment to the marketing approval application (“MAA”) for Dynepo to seek to expand the approved indication to include anemia associated with chemotherapy.
      As a result of the Company’s patent litigation with Amgen Inc. (“Amgen”) described under “Item 3. Legal Proceedings — Dynepo Patent Litigation,” neither the Company nor any collaborator will be able to commercially launch Dynepo until manufacturing for Dynepo has been established outside the United States. Specifically, the Company will need to enter into arrangements with contract manufacturers, work with the contract manufacturers to set up and validate manufacturing processes, and obtain approval from the European Commission of variations to the existing approved MAA for Dynepo reflecting the new manufacturing sites.

      In August 2004, the Company entered into a manufacturing agreement with Lonza Biologics PLC (“Lonza”) under which Lonza has agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. Lonza has advised the Company that this facility is compliant with current good manufacturing practices (“cGMP”). Lonza began production of the validation batches to support regulatory approval of its manufacturing sites in the fourth quarter of 2004 and finished manufacturing the validation batches in the first quarter of 2005. Lonza started manufacturing commercial batches in the first quarter of 2005. The Company is in discussions with a contract manufacturer for the formulation and packaging of Dynepo bulk drug substance into finished drug product at the manufacturer’s facility in Europe. The Company intends to file variations to the existing MAA for Dynepo for Lonza’s manufacturing facilities in the fourth quarter of 2005 with respect to bulk drug substance, and for another contract manufacturer’s facility in the first quarter of 2006 with respect to finished drug product. The Company expects that filings within this timeframe will allow for a commercial launch of Dynepo in Europe in the first half of 2006.

Phase I/ II Clinical Trial to Evaluate Safety and Clinical Activity of GA-GCB
      In December 2003, TKT filed an investigational new drug application (“IND”) with the United States Food and Drug Administration (“FDA”) for human clinical trials of GA-GCB. This IND became effective in January 2004. In April 2004, the Company initiated a Phase I/ II clinical trial to evaluate the safety and clinical activity of GA-GCB in 12 patients. In this clinical trial, the Company is evaluating GA-GCB in 12 patients with Gaucher disease who will receive treatment for nine months. The Company expects the Phase I/ II trial to conclude in the second quarter of 2005 and intends to report top-line results from this clinical trial in the second half of 2005. In February 2005, the Company began enrolling patients that had completed nine months of treatment in an open-label extension of the Phase I/ II clinical trial evaluating the safety of GA-GCB in these patients over 24 months.
      In January 2005, Genzyme Corporation (“Genzyme”) filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/ II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/ II clinical trial and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. In January 2005, the District Court rejected Genzyme’s request for ex parte relief. The Company filed reply briefs with the District Court in February 2005. In March 2005, the court refused to grant Genzyme’s motion for preliminary injunction.

TX-1501 for Familial Hypercholesterolemia
      In January 2005, the Company announced a research program relating to familial hypercholesterolemia. The Company expects to complete research studies of TX-1501 (“TX-1501”), its recombinant LDL receptor-transferrin fusion protein for the treatment of familial hypercholesterolemia, and determine whether to begin preclinical development of the protein, in 2006.
      Familial hypercholesterolemia is an inherited genetic disorder caused by mutations in the low-density lipoprotein receptor (“LDLR”) gene. An absent or malfunctioning LDLR gene causes severe elevations in LDL-cholesterol levels. Familial hypercholesterolemia leads to premature thickening of fatty material along artery walls and may eventually block the arteries, resulting in heart attacks and premature death. The Company believes that reductions in LDL-cholesterol are mediated by TX-1501, a dual function protein engineered to bind to plasma LDL-cholesterol and to the transferrin receptor. The Company believes, based on research, that once injected into the circulation, TX-1501 will use these two binding properties to transport LDL-cholesterol from the blood to transferrin receptors which deposit the LDL-cholesterol into the target organs. The Company expects that the internalized LDL-cholesterol will then be metabolized and excess LDL-cholesterol excreted from the body.

      Familial hypercholesterolemia affects approximately 1 in 500 persons. Current treatments fail for a significant minority of these patients. The Company believes that a significant unmet medical need exists in this area.

New Protein Replacement Programs
      In January 2005, the Company announced that, in addition to its familial hypercholesterolemia research program, the Company is evaluating three additional protein replacement research programs outside the lysosomal storage disease area. The Company expects to determine whether to begin preclinical development for one or more of these programs in the second half of 2005.
Products
      Some rare genetic diseases are known to be caused by the deficiency of a single, well-characterized protein. The patient’s inability to produce sufficient amounts of the specified protein results in symptoms that can be debilitating and, ultimately, life-threatening. These diseases include Fabry disease, Hunter syndrome and Gaucher disease, which result from an inherited inability to produce an enzyme responsible for the breakdown of biomolecules such as fats and sugars. No effective treatment currently exists for most of these rare genetic diseases. The Company’s typical approach for treating rare genetic disorders is to manufacture the missing or deficient protein and deliver it to the patient, but as with TX-1501, the Company utilizes other approaches as well.
      The Company’s strategy for developing products to treat rare genetic diseases is to build on the Company’s core competencies in gene expression, cell culture, and protein purification and characterization to create protein replacement products for diseases which are characterized by the absence of certain proteins. The Company is commercially marketing and selling Replagal for Fabry disease in 34 countries outside the United States and is developing I2S for Hunter syndrome and GA-GCB for Gaucher disease.
      Although the primary focus of the Company’s research and development efforts in rare genetic diseases has been lysosomal storage disorders, TKT is researching and plans to begin development of treatments for other types of rare genetic diseases, including familial hypercholesterolemia.
      In addition, the Company has the results of several historical research and development programs for Gene-Activated versions of proteins which are already marketed.

Replagal for Fabry Disease
      Fabry disease is a rare, inherited genetic disorder affecting both males and females with almost equal frequency. The underlying cause of the disease is a genetically inherited deficiency in the activity of the lysosomal enzyme alpha-galactosidase A. The signs and symptoms of Fabry disease, many of which begin during childhood, vary widely from patient to patient. However, the most common include severe pain of the extremities, impaired kidney function often progressing to full kidney failure, early heart disease, stroke and disabling gastrointestinal symptoms. Premature mortality, often in the fourth or fifth decade of life, is common and results primarily from advanced kidney failure, heart disease or stroke. Due to its rarity and wide range of signs and symptoms, making a precise diagnosis of Fabry disease is often difficult. The Company estimates that 8,000 to 10,000 patients worldwide are affected by Fabry disease. However, the number of actual patients is difficult to ascertain because many patients die from kidney or heart disease without the underlying cause of the kidney or heart disease being identified as Fabry disease.
      Replagal is a fully human alpha-galactosidase A protein produced using TKT’s proprietary gene activation technology. Replagal therapy replaces the deficient alpha-galactosidase A with active enzyme to stop or ameliorate the clinical manifestations of the disease.
      In August 2001, the European Commission granted marketing authorization for Replagal in the European Union. At the time, both TKT’s Replagal and Fabrazyme, Genzyme’s competing enzyme replacement therapy product for the treatment of Fabry disease, were granted co-exclusive orphan drug status in the European Union for up to 10 years. Since August 2001, TKT has received approval to market Replagal in a number of other countries, the most recent of which was Canada in February 2004. Including Canada, Replagal is currently approved for commercial sale in a total of 34 countries outside of the United States. In 2004, TKT recorded $77.4 million in product sales for Replagal, principally in the European Union.
      The Company has established pricing and reimbursement for substantially all patients receiving Replagal in the European Union. Country-by-country pricing was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. The Company is working to secure government reimbursement in Canada and Taiwan.
      As part of its approval of Replagal, the European Commission required the Company to conduct additional clinical trials of Replagal and to provide the European Commission with an annual reassessment of Replagal. The Company is currently conducting these trials and expects to submit the results of these trials in accordance with the requirements of the European Commission.
      TKT has not received approval to market and sell Replagal in the United States. In April 2003, Genzyme received marketing authorization in the United States for Fabrazyme. Because Fabrazyme had received orphan drug designation in the United States, Fabrazyme received orphan drug exclusivity upon its marketing approval. Once a product receives orphan drug exclusivity, the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances set forth under the Federal Food, Drug, and Cosmetic Act of 1938, as amended, and its implementing regulations (the “FDA Statute”). Because Fabrazyme received marketing approval in the United States before Replagal and received orphan drug exclusivity, the FDA may not approve Replagal and Replagal will be excluded from the United States market for seven years, until April 2010, unless the Company can demonstrate that Replagal satisfies the limited criteria for exceptions to orphan drug exclusivity set forth in the FDA Statute.
      In January 2004, the Company determined that it would cease its efforts to seek the approval of Replagal from the FDA and withdrew its biologic license application (“BLA”) for Replagal. TKT intends to continue to market and sell Replagal in countries where it is approved outside the United States and to continue the Company’s efforts to introduce Replagal in new countries. TKT also plans to continue to supply Replagal to patients in the United States in ongoing clinical trials and physician-sponsored INDs for the foreseeable future. The Company’s decision to cease its efforts to seek FDA approval of Replagal was based in part on the FDA’s response to the Company’s request for a Special Protocol Assessment. TKT submitted this request to the FDA in November 2003 in an effort to identify a regulatory approach that could lead to United States approval of Replagal. In its response to TKT’s request for a Special Protocol Assessment, the FDA indicated that it would expect TKT to conduct a head-to-head trial comparing Replagal to Fabrazyme in patients with Fabry disease as the method to demonstrate either superior safety or efficacy. Based on the limited availability of Fabry patients for clinical trials and the large number of patients necessary to conduct a meaningful head-to-head trial, the Company decided to focus its resources on expansion of the market for Replagal outside the United States and the development of other important programs.
      TKT is a party to an exclusive distrubution agreement with Sumitomo Pharmaceutical Co., Ltd. (“Sumitomo”), for the commercialization of Replagal in Japan, Korea, Taiwan, and China. In November 2002, Sumitomo submitted an application for marketing authorization for Replagal in Japan. Although Sumitomo and TKT continue their efforts to obtain approval of Replagal in Japan by late 2005, the Japanese regulatory process is such that the Company cannot estimate whether or when marketing authorization will be granted in Japan.

Iduronate-2-Sulfatase (I2S) for Hunter Syndrome
      TKT is developing its I2S enzyme replacement therapy for the treatment of Hunter syndrome, also known as mucopolysaccharidosis II (“MPS II”). Hunter syndrome is an inherited lysosomal storage disorder caused by a deficiency of the enzyme iduronate-2-sulfatase. As a result of this deficiency, complex carbohydrates accumulate in cells of the body, causing debilitating symptoms in the patient. Physical manifestations include skeletal deformities, obstructive airway disease, cardiac failure and central nervous system (“CNS”) involvement. Many patients die during childhood. The Company believes that I2S enzyme replacement therapy could result in improvements in many of the non-CNS clinical manifestations associated with Hunter syndrome. Hunter syndrome is an inherited disorder (X-linked recessive) affecting predominantly males, although there have been reports of rare occurrences in females. Based on published literature, market research and data from the National MPS Society, Inc., TKT believes that there are approximately 2,000 patients worldwide afflicted with Hunter syndrome in jurisdictions where reimbursement may be possible, although the actual incidence is difficult to determine with certainty.
      The Company’s I2S product is a human iduronate-2-sulfatase produced by genetic engineering technology intended for long-term treatment of Hunter syndrome. The rationale for the therapy is that TKT’s I2S replaces an enzyme that is deficient in patients with Hunter syndrome, and therefore could potentially either stop or ameliorate the clinical manifestations of the disease. TKT’s I2S product has been designated an orphan drug in both the United States and the European Union. There is currently no effective therapy for Hunter syndrome, and the Company is not aware of any other products being developed to treat this disease.
      In March 2002, TKT completed a randomized, double-blind, placebo-controlled, dose-escalating Phase I/ II clinical trial to assess the safety, pharmacodynamic and pharmacokinetic profiles, and clinical activity of I2S in 12 patients with Hunter syndrome. In the study, I2S was generally well-tolerated and demonstrated evidence of clinical activity in several critical areas of Hunter syndrome, including reduction in liver and spleen mass and stabilized pulmonary function. The most common side effects from I2S treatment were infusion reactions characterized by flushing, rigors, dizziness and headaches. Infusion-related reactions occurred in five treated patients and were successfully managed by slowing the infusion rate and using premedications. In addition, one of the nine treated patients developed an IgG antibody to I2S, thereby possibly making the enzyme ineffective in treating the disease in this patient. With only three patients per dose group, the study was not designed to demonstrate statistical significance. All 12 patients are now enrolled in an open-label extension study of I2S, including nine patients who have received I2S for at least 28 months.
      In March 2004, TKT completed enrollment of 96 patients at nine sites around the world in a randomized, double-blind, placebo-controlled, clinical trial to evaluate the effect of I2S over 12 months in patients with Hunter syndrome. This clinical trial is referred to as the “Assessment of I2S in MPS II,” or “AIM” study. The Company expects to report top-line results from the AIM study in June 2005. If the results of this trial are positive, TKT expects to file applications for marketing approval of I2S in the United States and Europe in the second half of 2005. In September 2004, TKT began enrolling patients that had completed 12 months of treatment in an open-label extension of the AIM study which will evaluate the safety of I2S in these patients over 24 months.
      In October 2003, TKT and Genzyme entered into an agreement under which Genzyme agreed to develop and commercialize TKT’s I2S product in Japan and other Asia/ Pacific territories. Under the terms of the agreement, Genzyme paid TKT approximately $1.5 million in upfront payments and agreed to pay TKT up to an additional $8.0 million relating to the achievement of regulatory and commercial milestones, primarily related to a regulatory submission and approval in Japan. TKT has agreed to manufacture the I2S bulk drug substance for commercial sale in Genzyme’s territories in exchange for payments equal to approximately one-third of net sales in those territories. In addition, Genzyme has the option to obtain rights in Japan and other Asia/ Pacific territories to another research program being developed by TKT. TKT has retained all rights in North America, Europe, and South America, and intends to commercialize its I2S product directly in those territories. The Genzyme agreement has a term ending ten years after Genzyme begins selling I2S, unless terminated earlier by either party.

I2S for CNS
      In 2004, TKT advanced a second Hunter syndrome program into preclinical development. This program targets Hunter syndrome patients with CNS-related symptoms, and is designed to evaluate the dose, frequency and method of delivering I2S to the CNS. Research findings to date demonstrate that direct administration of I2S to the CNS of normal animals results in the delivery of enzyme to various CNS cells, including neurons. TKT expects to file an IND for its I2S CNS program in the first half of 2006.

Gene-Activated Glucocerebrosidase (GA-GCB) for Gaucher Disease
      Gaucher disease is the most common of the inherited lysosomal storage diseases and is caused by a deficiency of the enzyme glucocerebrosidase. As a result of this deficiency, certain lipids accumulate in specific cells of the liver, spleen, and bone marrow causing significant clinical symptoms in the patient, including enlargement of the liver and spleen, hematologic abnormalities, and bone disease. The Company estimates that there are 9,000 patients worldwide affected by Gaucher disease who require treatment.
      TKT is developing a Gene-Activated glucocerebrosidase enzyme replacement therapy for the treatment of Gaucher disease. The Company’s GA-GCB product is a fully human glucocerebrosidase protein, produced using TKT’s proprietary gene activation technology. In December 2003, TKT filed an IND with the FDA for human clinical trials of GA-GCB. This IND became effective in January 2004. In April 2004, the Company initiated a Phase I/ II clinical trial to evaluate the safety and clinical activity of GA-GCB. In this clinical trial, the Company is evaluating GA-GCB in 12 patients with Gaucher disease who will receive treatment for nine months. The Company expects the Phase I/ II trial to conclude in the second quarter of 2005, and intends to report top-line results from this clinical trial in the second half of 2005. In February 2005, the Company began enrolling trial patients in an open-label extension of the Phase I/ II clinical trial evaluating the safety of GA-GCB in these patients over 24 months.
      Genzyme currently is marketing Cerezyme, its enzyme replacement therapy for Gaucher disease. Cerezyme and its predecessor drug have been on the market worldwide for over a decade, and Genzyme has reported worldwide sales of approximately $839 million for Cerezyme in 2004. If approved, GA-GCB would compete with Cerezyme. If approved, GA-GCB also would compete with Zavesca, a small molecule therapy developed by Celltech Plc, formerly Oxford GlycoSciences (“Celltech”), approved for the treatment of Gaucher disease.
      The Company is currently involved in patent litigation with Genzyme in Israel with respect to GA-GCB. A description of the GA-GCB litigation is set forth in “Item 3. Legal Proceedings — GA-GCB Litigation”.

Dynepo for Anemia
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
      Under the collaboration, Aventis initially was responsible for obtaining regulatory approval and selling and marketing Dynepo throughout the world. In 2000, the Company regained from Aventis rights related to Dynepo in Japan. In March 2004, the Company regained from Aventis exclusive rights to Dynepo outside the United States.
      In March 2002, the European Commission granted marketing approval of Dynepo in the European Union for the treatment of anemia associated with chronic renal failure.
      In 2000, Aventis submitted a BLA to the FDA seeking marketing authorization for Dynepo in the United States. The FDA did not accept the BLA for filing and requested that Aventis provide additional manufacturing data. Aventis has not yet submitted the requested additional data to the FDA and the Company cannot predict whether or when it will do so.
      As a result of the Company’s patent litigation with Amgen, neither the Company nor any collaborator will be able to commercially launch Dynepo until manufacturing for Dynepo has been established outside the United States. Specifically, the Company will need to enter into arrangements with contract manufacturers, work with the contract manufacturers to set up and validate manufacturing processes and obtain approval from the European Commission of variations to the existing approved MAA for Dynepo reflecting the new manufacturing sites.

      In August 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza has agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. Lonza has advised the Company that this facility is cGMP compliant. Lonza began production of the validation batches to support regulatory approval of its manufacturing sites in the fourth quarter of 2004 and finished manufacturing the validation batches in the first quarter of 2005. Lonza started manufacturing commercial batches in the first quarter of 2005. The Company is in discussions with a contract manufacturer for the formulation and packaging of Dynepo bulk drug substance into finished drug product at the manufacturer’s facility in Europe. The Company intends to file variations to the existing MAA for Dynepo for Lonza’s manufacturing facilities in the fourth quarter of 2005 with respect to bulk drug substance, and for another contract manufacturer’s facility in the first quarter of 2006 with respect to finished drug product. The Company expects that filings within this timeframe will allow for the commercial launch of Dynepo in the European Union in the first half of 2006. The Company is currently seeking to enter into arrangements with a third party to distribute, market, and sell Dynepo outside the United States. Several companies have shown interest in such a collaboration, and TKT expects to finalize the terms of a collaboration in the first half of 2005.
      Several approved erythropoietin drugs are being marketed by large pharmaceutical companies with significantly greater resources than those of the Company. For instance, Dynepo would compete with a multitude of products, including products marketed in Europe by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), and in Japan by Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.
      In September 2004, Aventis granted the Company a license to clinical trial results from a previously completed controlled Phase III clinical trial conducted by Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company expects, based on information from Aventis, that top-line results of the clinical trial will be available in the first half of 2005. Aventis will conduct the clinical data analyses. If the data are positive, the Company expects that it or a collaborator will file an amendment to the MAA for Dynepo to seek to expand the approved indication to include anemia associated with chemotherapy.

TX-1501 for Familial Hypercholesterolemia
      In January 2005, the Company announced a research program relating to familial hypercholesterolemia. The Company expects to complete research studies of TX-1501, its recombinant LDL receptor-transferrin fusion protein for the treatment of familial hypercholesterolemia, and determine whether to begin preclinical development of the protein in 2006.
      Familial hypercholesterolemia is an inherited genetic disorder caused by mutations in the LDLR gene. An absent or malfunctioning LDLR gene causes severe elevations in LDL-cholesterol levels. Familial hypercholesterolemia leads to premature thickening of fatty material along artery walls and may eventually block the arteries, resulting in heart attacks and premature death. The Company believes that reductions in LDL-cholesterol are mediated by TX-1501, a dual function protein engineered to bind to plasma LDL-cholesterol and to the transferrin receptor. The Company believes, based on research, that once injected into the circulation, TX-1501 will use these two binding properties to transport LDL-cholesterol from the blood to transferrin receptors which deposit the LDL-cholesterol into the target organs. The Company expects that the internalized LDL-cholesterol will then be metabolized and excess LDL-cholesterol excreted from the body.
      Familial hypercholesterolemia affects approximately 1 in 500 persons. Current treatments fail for a significant minority of these patients. The Company believes that a significant unmet medical need exists in this area.

Other Gene-Activated Versions of Proteins in Development
      TKT’s gene activation technology is a proprietary approach to the development and large-scale production of therapeutic protein products. This approach is based on the activation of any cell’s own or endogenous genes encoding therapeutic proteins, as opposed to foreign or exogenous genes. Gene activation does not involve the conventional method of cloning or copying an exogenous gene sequence and inserting the gene sequence into a cell. Under TKT’s approach, the endogenous gene encoding a protein, as it naturally exists in the cell, is activated through the insertion of a segment of DNA into the cell. The Company believes this technology could allow for the development and commercialization of a number of therapeutic proteins, including versions of proteins that would compete with proteins currently being marketed by third parties.
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
      In addition to Replagal for Fabry disease, GA-GCB for Gaucher disease and Dynepo for anemia, the Company has the results of several historical research and development programs for other Gene-Activated versions of proteins, including the Company’s Gene-Activated human granulocyte colony stimulating factor (“GA-GCSF”) for the treatment of low white blood cell count, known as neutropenia, which often results from cancer chemotherapy or bone marrow transplantation, and for the treatment of other indications; the Company’s Gene-Activated follicle stimulating hormone (“GA-FSH”) to increase ovulation in patients participating in assisted reproductive technology programs and in certain infertile patients; and the Company’s Gene-Activated human growth hormone (“GA-hGH”) for the treatment of short stature associated with growth hormone deficiency and other indications. The Company is seeking to license all of these products, other than Replagal, GA-GCB and Dynepo, either to a single licensee or on an individual basis to several licensees.

Gene Therapy Products
      In connection with the Company’s restructuring efforts in the first quarter of 2003, the Company terminated internal development of its gene therapy programs. The Company would consider licensing this technology. Transkaryotic Therapy, the Company’s approach to gene therapy, is based on genetically modifying patients’ cells to produce and deliver therapeutic proteins. The Company believes it has developed the basic technologies required for treatment which is safe, cost-effective, and potentially clinically superior to conventional gene therapy approaches that rely on viral-based vectors.
      TKT believes its gene therapy system is broadly enabling and, accordingly, may be applicable to the treatment of a wide range of human diseases. For example, TKT believes its gene therapy may be well-suited to allow safe and long-term delivery of therapeutic proteins for the treatment of chronic protein deficiency states, including hemophilia A, diabetes, and anemia.
Collaborations

Sumitomo — Replagal
      In July 1998, the Company entered into an exclusive distribution agreement with Sumitomo for the commercialization of Replagal in Japan, Korea, Taiwan and China. Under the agreement, Sumitomo is responsible, at its own expense, for development and commercialization of Replagal in these territories. Sumitomo is required to purchase Replagal from the Company for sale in these territories for a transfer price calculated as a percentage of net sales. Under the agreement, TKT has received $3.0 million upon the achievement of regulatory milestones and is entitled to receive an additional $5.0 million upon Japanese marketing authorization of Replagal. Although Sumitomo and TKT continue their efforts to obtain approval of Replagal in Japan by late 2005, the Japanese regulatory process is such that the Company cannot estimate whether or when marketing authorization will be granted in Japan. The agreement expires on a country-by-country basis 15 years after Sumitomo begins selling Replagal in the respective country, subject to earlier termination by either party under specified circumstances, including a material breach of the agreement by either party.

Genzyme — I2S
      In October 2003, TKT and Genzyme entered into an agreement under which Genzyme agreed to develop and commercialize TKT’s I2S product in Japan and other Asia/ Pacific territories. Under the terms of the agreement, Genzyme paid TKT approximately $1.5 million in upfront payments and agreed to pay TKT up to an additional $8.0 million relating to the achievement of regulatory and commercial milestones, primarily related to a regulatory submission and approval in Japan. TKT has agreed to manufacture the I2S bulk drug substance for commercial sale in Genzyme’s territories in exchange for payments equal to approximately one-third of net sales in those territories. In addition, Genzyme has the option to obtain rights in Japan and other Asia/ Pacific territories to another research program being developed by TKT. TKT has retained all rights in North America, Europe, and South America, and intends to commercialize its I2S product directly in those territories. The Genzyme agreement has a term ending ten years after Genzyme begins selling I2S, unless terminated earlier by either party.
      TKT continues to sell Replagal for Fabry disease outside the United States in competition with Genzyme’s Fabrazyme, and is developing GA-GCB for Gaucher disease, which, if approved, would compete with Genzyme’s Cerezyme.

Aventis — Dynepo
      TKT entered into an agreement with Aventis in May 1994 focused on the development of Dynepo. On March 26, 2004, the Company amended the license agreement with Aventis. Under the amended agreement, the Company regained exclusive rights to make, use and sell Dynepo outside of the United States and licensed from Aventis the Dynepo trademark. Under the amended agreement, the Company agreed to pay Aventis a single-digit percentage royalty on the Company’s net sales of Dynepo outside of the United States. This royalty obligation expires, on a country-by-country basis, on the later of the date 10 years after the first commercial sale of Dynepo in such country and the date of expiration of the last to expire of the patents covering Dynepo in such country.
      Under the amended agreement, Aventis retained its exclusive right to make, use and sell Dynepo in the United States and is obligated to pay the Company a low double-digit percentage royalty on Aventis’ net sales of Dynepo in the United States. Aventis also has agreed to pay the Company $8.0 million upon the achievement of a specified U.S. commercial milestone. The Company has granted to Aventis a one-year right of first refusal to purchase or license any of its gene therapy programs that it determines to sell or license. This right of first refusal will expire on March 26, 2005.
      The Company and Aventis have been involved in patent infringement actions within the United States with Amgen (the “US Litigation”), and with Kirin-Amgen, Inc. (“Kirin-Amgen”) in the United Kingdom (the “UK Litigation”) with respect to Dynepo. Under the amended license agreement, Aventis retained the right to control the US Litigation and agreed to assume responsibility for 100% of the litigation costs incurred with respect to both the US Litigation and the UK Litigation prior to March 26, 2004. Aventis is required to pay all US Litigation expenses incurred from and after March 26, 2004, but the Company is required to reimburse Aventis for 50% of these litigation costs. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the US Litigation costs. The Company has the right to control the UK Litigation and is responsible for all litigation costs incurred with respect to such litigation and any other litigation that might arise outside of the United States from and after March 26, 2004.
      In October 2004, with respect to the UK Litigation, the House of Lords upheld a decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen’s patent is invalid. The Company does not expect to incur further significant costs related to the UK Litigation, and expects that, pursuant to U.K. fee-shifting rules, Kirin-Amgen will have to pay the Company a substantial percentage of the legal fees that the Company has incurred since March 26, 2004. The US Litigation is still pending, and the Company expects that there will be continuing, ongoing costs related to the US Litigation. A description of the Dynepo litigation is set forth in “Item 3. Legal Proceedings — Dynepo Patent Litigation”.

Research and Development
      For the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $88.1 million, $74.1 million, and $81.3 million, respectively, on research and development activities. Collaborators funded $4.0 million, $4.6 million, and $1.8 million of these research and development expenses in 2004, 2003 and 2002, respectively. More information on research and development is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.
Sales and Marketing
      TKT plans to market and sell the products for which it obtains marketing approval through a combination of establishing its own commercial capabilities and entering into sales, marketing and distribution arrangements with third parties.
      In the European Union, where sales of Replagal in 2004 accounted for substantially all of the sales of Replagal, TKT markets and sells Replagal through TKT Europe, a sales and marketing subsidiary that the Company established in 2000. In October 2004, the Company purchased the 20% minority interest in TKT Europe held by the founding European executives of TKT Europe, and the subsidiary became a wholly-owned subsidiary of the Company. This transaction is described in more detail in Note 3 to TKT’s consolidated financial statements included in this annual report on Form 10-K.
      In certain markets, including Australia, Canada and Israel, TKT has elected to sell Replagal through local companies that are familiar with the commercialization of specialty pharmaceutical products in those countries. In most cases, TKT sells Replagal to the distribution company at a price established by contract and the distribution company assumes responsibility for all the sales and marketing activities. In Canada, however, TKT has assumed responsibility for the sales and marketing activities and the third-party distribution company is responsible solely for distribution.
      Under the Company’s collaboration with Sumitomo, Sumitomo has agreed to market, sell and distribute Replagal in Japan, China, Korea and Taiwan.
      The Company expects that it will sell, market and distribute each product, such as I2S, that it develops for the treatment of a rare genetic disease through the Company’s existing sales infrastructure or through third-party distributors and collaborators, such as Genzyme, which has the right to market, distribute and sell I2S in Japan and other Asia/ Pacific countries.
      The Company is seeking to enter into an arrangement with a third party to distribute, market and sell Dynepo outside the United States.
      In anticipation of FDA approvals of the Company’s other products, including I2S, the Company has developed a small commercial infrastructure for the marketing and sales of its products in the United States. The Company intends to expand its commercial infrastructure in the United States, including the hiring of a sales force, in the event that the results from the AIM study are positive.

Customers
      The Company had three significant customers, Healthcare at Home Limited, the University of Mainz, and Globopharm AG, who accounted for 16%, 13% and 8% of the Company’s product sales in 2004. The same customers accounted for 18%, 12% and 12% of the Company’s product sales in 2003, and 8%, 22%, and 6% of the Company’s product sales in 2002.
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

      The Company manufactures bulk drug substance for Replagal for commercial sale and clinical trials and bulk drug substance for I2S and GA-GCB for clinical trials at its Cambridge, Massachusetts manufacturing facility (the “Alewife Facility”). If and when I2S and GA-GCB are approved for commercialization, the Company expects that it will manufacture bulk drug substance for I2S and GA-GCB for commercial sale at the Alewife Facility. In July 2003, the European Commission approved the Alewife Facility for the commercial manufacture of bulk drug substance for Replagal. In October 2003, the Company began significant renovations to the Alewife Facility in order to expand its capacity and configure the facility for the production at a commercial scale of products other than Replagal, including I2S and GA-GCB. In anticipation of these renovations, in the third quarter of 2003, the Company ceased all manufacturing operations at the Alewife Facility. The Company completed these renovations, the appropriate regulatory authorities, including the European Commission, re-inspected and re-approved the Alewife Facility for compliance with cGMP, and the Company resumed manufacture of bulk drug substance for Replagal for commercial sale and clinical trials and of bulk drug substance for I2S and GA-GCB for clinical trials at the Alewife Facility in June 2004. The Company spent approximately $13.0 million for improvements to the Alewife Facility through the completion of the renovations in June 2004.
      The Company relies on contract manufacturing arrangements with third parties with respect to the other aspects of the manufacture of Replagal, I2S, and GA-GCB, including the formulation and packaging of TKT-manufactured bulk drug substance into finished product. The Company also relies on third parties for supplies and raw materials used in the manufacture of its products.
      The Company plans to use contract manufacturers to supply Dynepo bulk drug substance and to conduct the other aspects of the manufacture of Dynepo, including the formulation and packaging of Dynepo bulk drug substance into finished drug product. In August 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza has agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. Lonza has advised the Company that this facility is cGMP compliant. The Company is in discussions with a contract manufacturer for the formulation and packaging of Dynepo bulk drug substance into finished drug product. Neither the Company nor any collaborator will be able to commercially launch Dynepo until the contract manufacturers set up and validate manufacturing processes and the Company obtains the approval from the European Commission of variations to the approved MAA for Dynepo reflecting the contract manufacturer’s manufacturing sites.
      Under the Lonza agreement, the Company incurred expenses of approximately $4.9 million in 2004 for initial start-up and development work, and has agreed to pay Lonza an additional approximately $13.6 million related to capital improvements to the Slough facility and initial start-up and manufacturing costs for Dynepo bulk drug substance. The Company may terminate the agreement upon at least 30 days notice to Lonza. However, even if the Agreement is terminated, the Company will be responsible for the amounts due Lonza for work to be performed over the next 12 months. Furthermore, if the Company terminates the agreement upon notice to Lonza that is less than 12 months prior to Lonza’s estimated start date for any services relating to a binding order for the manufacture of Dynepo bulk drug substance, the Company will be required to pay Lonza for that binding order. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach by another party.
Patents, Proprietary Rights, Trade Secrets, and Licenses

Patent Strategy
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
      The Company’s overall patent strategy with respect to its gene activation technology and its protein products made using its gene activation technology is to attempt to obtain patent coverage for gene activation of the gene that encodes the product, the composition of matter of the product, the method of making the product, cells or cell lines capable of expressing the product, and the genetic constructs used to obtain the product. The Company has been unable to obtain patent claims in all categories with respect to all of its Gene-Activated protein products.
      As of February 2005, TKT owned or exclusively licensed approximately 55 issued United States patents, approximately 32 pending United States patent applications, approximately 118 corresponding issued foreign patents, and approximately 245 corresponding pending foreign patent applications.
      The expiration dates for the patents and patent applications owned or licensed by TKT and covering its principal products are described below:

•	Replagal — The principal issued patents and patents that may issue from pending patent applications covering Replagal expire or will expire in the United States at various dates from 2011 to 2023, and in Europe at various dates from 2012 to 2023.

•	I2S — The principal issued patents and patents that may issue from pending patent applications covering I2S expire or will expire in the United States at various dates from 2015 to 2024, and in Europe in 2024.

•	GA-GCB — The principal issued patents and patents that may issue from pending patent applications covering GA-GCB expire or will expire in the United States at various dates from 2011 to 2020 and in Europe at various dates from 2012 to 2021.

•	Dynepo — The principal issued patents and patents that may issue from pending patent applications covering Dynepo expire or will expire in the United States at various dates from 2011 to 2015, and in Europe in 2012.

Intellectual Property Relating to Competing Products
      For many currently marketed proteins, the product manufactured using conventional genetic engineering techniques does not represent the first time the protein was isolated and purified. As such, it is generally not possible to obtain a broad composition of matter patent for many of the currently marketed proteins. In contrast, the isolated and purified DNA sequences encoding these proteins, various vectors used to insert such DNA sequences into production cell lines, cell lines modified by the insertion of such DNA sequences, and corresponding methods, including methods of producing proteins using this approach, led to issued patents in many cases. While every patent must be analyzed on a claim-by-claim basis, TKT believes that, in many instances, its technology does not infringe claims based on isolated and purified DNA sequences encoding proteins of commercial interest because gene activation technology does not rely on the manipulation of cloned genes. The Company, however, is involved in patent litigation in the United States, along with Aventis, with Amgen relating to Dynepo, in the United States with Applied Research Systems ARS Holding N.V., a wholly-owned subsidiary of Serono (“Serono”) relating to certain methods of gene activation, and in Israel with Genzyme relating to GA-GCB. A description of these litigation matters is set forth in “Item 3. Legal Proceedings — GA-GCB Litigation.”

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

Women’s and Children’s Hospital, North Adelaide, Australia
      The Company has an exclusive worldwide license to pending and issued patents from Women’s and Children’s Hospital, North Adelaide, Australia related to certain mucopolysaccharidosis diseases, a type of lysosomal storage disorder, including Hurler and Scheie syndromes or MPS I, Hunter syndrome or MPS II, and Sanfilippo syndrome or MPS III. Under this license, TKT is obligated to pay royalties on net sales of products covered by a valid claim of a patent or patent application licensed to TKT, including sales of I2S. The license also imposes various commercialization, insurance and other obligations on the Company. The Company’s failure to comply with these obligations could result in the termination of the license or the conversion of the license from an exclusive license to a non-exclusive license. The license terminates upon the expiration of the last to expire of the patents covered by the license.
Competition
      The biotechnology industry is highly competitive and characterized by rapid and significant technological change. The Company believes that the primary competitive factors relating to the products that it is marketing and developing include safety and efficacy compared to competitive products, distribution channels, price and the availability of reimbursement.

Therapeutics for the Treatment of Rare Genetic Diseases
      In general, the Company believes that rare genetic diseases have markets that are too small to attract the resources of most larger pharmaceutical and biotechnology companies. As a result, the Company believes that the primary competition with respect to its products for rare genetic diseases is from smaller pharmaceutical and biotechnology companies. For example, competitors for lysosomal storage disorders include BioMarin Pharmaceutical Inc., Actelion Ltd., and Genzyme. Specifically, Replagal competes with Genzyme’s Fabrazyme, and, if approved, GA-GCB would compete with Genzyme’s Cerezyme. TKT does not know of any party developing an enzyme replacement therapy for the treatment of Hunter syndrome.
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
      Both Replagal and Fabrazyme were granted co-exclusive orphan drug status in the European Union for up to 10 years. Genzyme has orphan drug exclusivity for Fabrazyme in the United States until April 2010. I2S has orphan drug designation in the United States and Europe.

Gene-Activated Versions of Other Proteins in Development
      TKT is developing Gene-Activated protein products that would compete with proteins currently being marketed by third parties. For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.
      Many of the protein products against which the Company’s Gene-Activated proteins would compete have well-known brand names, have been promoted extensively, and have achieved market acceptance by third-party payors, hospitals, physicians and patients. In addition, many of the companies that produce these protein products have patents covering techniques used to produce these products, which have served as effective barriers to entry in the therapeutic proteins market. As with Amgen and its erythropoietin product, these companies may seek to block TKT’s entry into the market by asserting that the Company’s Gene-Activated proteins infringe their patents. However, because many of these patents are expected to expire in the next few years, some of these companies are seeking to develop and commercialize new or potentially improved versions of their proteins to extend the patent protection on their products. If these companies are not successful in extending patent protections, some of their products may become genericized.
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
      The steps required before a product may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests,

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

•	a series of clinical trials to establish the safety and efficacy of the product,

•	the submission to the FDA of an application for marketing authorization,

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP, and

•	FDA review and approval of the application for marketing authorization.
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
      The results of the preclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an application for marketing authorization. If the application for marketing authorization contains all pertinent information and data, the FDA will formally accept the file for review. The FDA may refuse to file the application for marketing authorization if it does not contain all pertinent information and data. In that case, the applicant may resubmit the application for marketing authorization when it contains the missing information and data. Before approving an application for marketing authorization, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA often requests a review of an application for marketing authorization or parts of an application for marketing authorization by an advisory committee of outside experts. The FDA is free to accept or reject the advisory committee’s recommendations. The FDA may refuse to approve an application for marketing authorization if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The testing and approval process require substantial time, effort, and financial resources, and TKT cannot be certain that any of its products will be approved on a timely basis, if at all. If a product is approved, and we seek to make certain changes to the product, such as promoting or labeling the product for a new indication, making certain manufacturing changes, or changing suppliers of ingredients, we will need FDA review and approval before the change can be implemented. Also, new federal, state, or local government requirements may be established that could delay or prevent regulatory approval of its products under development.
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
      Once the FDA approves a product, TKT and any third-party manufacturers are required to comply with a number of post-approval requirements. For example, TKT will be required to report certain adverse events to the FDA, and to comply with certain requirements concerning advertising and promotional labeling of the products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer, or holder of marketing approval, including withdrawal of the product from the market.

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
European Union Government Regulation
      In the European Union, TKT’s products are subject to extensive regulation by the European Union and the individual member states of the European Union. Preclinical testing must be carried out in accordance with principles of good laboratory practice and is subject to inspections by national authorities. Certification of compliance is required in applications for approval to conduct clinical trials and in marketing authorization applications. Clinical trials are subject to national regulation and are also expected to be carried out in compliance with detailed requirements for good clinical practice. A European Union directive which became effective in May 2004 will harmonize requirements for regulation of clinical trials but will likely also impose a greater bureaucratic burden on sponsors. Additional requirements include a data-base of trials across the European Union, special provisions for notification or approval of trials relating to biotechnology products, and inspections by government authorities to insure compliance with good clinical practice. All trials, including those in healthy volunteers, will be regulated in this way. Medicinal products to be used in clinical trials will be required to be manufactured to the same standard as those applicable to commercial products. At the present time, the Company does not believe the European Union’s new directives will materially affect clinical operations.
      Medicinal products intended for commercial distribution in the European Union must be subject to a marketing authorization. For new biotechnology products, marketing authorization applications must be submitted to the European Agency for the Evaluation of Medicinal Products (the “EMEA”). They are reviewed by scientific experts in the Committee for Medicinal Products for Human Use (the “CHMP”), which issues an opinion that is referred to the Commission of the European Communities for a final decision, taken in conjunction with representatives of the member states. Marketing authorization applications must be supported by technical dossiers containing detailed information (including reports of preclinical studies and clinical trials and manufacturing information) demonstrating that the medicinal product will be safe, effective and of satisfactory quality. In exceptional circumstances for rare diseases, less-than-complete clinical data may be accepted such as when the authorities determine that it would be impractical or unethical to carry out full-scale pivotal clinical trials. Specific obligations are imposed on the granting of such approvals. These obligations form part of the formal marketing authorization issued by the European Commission and must be reviewed at the intervals specified, minimally on an annual basis. The annual review includes a reassessment of the overall benefit/risk ratio. If specific obligations are not fulfilled the marketing authorization can be varied, suspended or withdrawn by the agency. Upon completion of all requirements, these conditions are removed.

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
      Establishments located within the European Union in which medicinal products are manufactured must be authorized by national authorities and inspected for compliance with cGMP. European Union authorities also currently inspect establishments in the United States or other non-European Union countries that manufacture medicinal products for European Union markets. Each batch of a medicinal product that is imported to the European Union must be tested for compliance with applicable specifications and certified by a qualified person in the European Union. Although the United States and the European Union have agreed in principle to mutual recognition of cGMP inspections, the details have not been worked out in practice, and it is uncertain when, or whether, actual mutual recognition will be achieved.
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
      European Union medicines laws establish certain protections in addition to patents that are intended to encourage investment in research and development of medicinal products. European Union law includes special provisions for “orphan medicines” that are intended to treat rare diseases or conditions. Criteria for designation are similar but somewhat different from those in the United States. Orphan medicines are entitled to ten years of market exclusivity except under certain limited circumstances comparable to United States law. During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved. This period may also be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.
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

Additional Foreign Regulation
      In addition to regulations in the United States and Europe, TKT will be subject to a variety of foreign regulations governing clinical trials and sales of TKT’s products, including Replagal, I2S, GA-GCB and Dynepo. Whether or not United States or European approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of clinical trials and marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for United States or European approval. For marketing outside the United States and Europe, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.
Reimbursement
      In the United States, the European Union and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement from third-party payors, such as government health administrative authorities, managed care providers and private insurance plans.
      In certain countries, including the countries of the European Union, Australia, and Canada, where the availability of reimbursement is subject to government control, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays.
      Third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. Governmental and reimbursement authorities or third-party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and other products the Company is developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products the Company is developing may be prescribed. In Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for all pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. In addition, in Australia, the reimbursement authorities have limited their overall budget for the purchase of enzyme replacement therapy for Fabry disease, including both Replagal and Fabrazyme, to $10 million Australian dollars. In Canada, the Company is seeking reimbursement from provincial authorities. The federal reimbursement authority in Canada, which is only authorized to make recommendations regarding reimbursement to provincial authorities, issued a non-binding recommendation that the provincial governments not provide reimbursement for Replagal in Canada.
Employees
      As of March 1, 2005, TKT had approximately 400 full-time employees world-wide.
Trademarks
      Gene-Activated®, and TKT® are registered trademarks and Transkaryotic Therapytm and Replagaltm are trademarks of the Company. Dynepotm is a trademark of Aventis. All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.
Available Information
      TKT maintains a website with the address www.tktx.com. TKT’s website includes links to its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter. TKT is not including the information contained in its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. TKT makes available, free of charge, through its website its Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after TKT electronically files these materials with, or otherwise furnishes them to, the Securities and Exchange Commission.

Item 2.	Properties
      TKT owns or leases a total of approximately 400,000 square feet of office, manufacturing and laboratory space in Massachusetts. The Company occupies the material properties set forth in the table below:

	Square			Lease
Property Location	Feet	Use	Owned/Leased	Expiration Date

Cambridge, Massachusetts	181,000	Corporate Headquarters Office Laboratory	Leased	2012
Cambridge, Massachusetts	30,000	Manufacturing Office Laboratory	Leased	2005-2008
Cambridge, Massachusetts	14,000	Office	Leased	2005-2008
Belmont, Massachusetts	16,000	Warehouse	Leased	2008
      In addition to the properties the Company currently occupies, the Company is seeking to sell or sublease the material properties set forth in the table below:

	Square			Lease
Property Location	Feet	Use	Owned/Leased	Expiration Date

Cambridge, Massachusetts	48,000	Office Laboratory	Leased	2005-2008
Cambridge, Massachusetts	25,000	Office	Leased	2012
Randolph, Massachusetts	40,000	Manufacturing	Owned	N/A
Randolph, Massachusetts	48,000	Manufacturing	Leased	2011

Item 3.	Legal Proceedings
      The Company is a party to a number of legal proceedings. The Company can provide no assurance as to the outcome of any of these proceedings. A decision by a court in the United States or in any other jurisdiction in a manner adverse to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

GA-GCB Litigation
      In January 2005, Genzyme filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/ II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/ II clinical trial and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. In January 2005, the District Court rejected Genzyme’s request for ex parte relief. The Company filed reply briefs with the District Court in February 2005. In March 2005, the court refused to grant Genzyme’s motion for preliminary injunction. The Company expects that the costs related to this suit will be significant.

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
      As part of the United States Court of Appeals for the Federal Circuit’s ruling, it remanded the case to the United States District Court of Massachusetts and instructed it to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. The United States District Court of Massachusetts concluded the remand proceedings in July 2003. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are valid and infringed, either literally or under the doctrine of equivalents, by the Company. In January 2005, the Company and Aventis appealed the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.
      If the Company and Aventis are not successful in the Dynepo litigation at the appellate level, the Company and Aventis would be precluded from making, using and selling Dynepo in the United States until the expiration of the relevant patents. The Company is required to reimburse Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe to the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the litigation expenses. The Company has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

Gene Activation Litigation
      In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s U.S. Patent No. 5,272,071 (the “‘071 patent”) which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the U.S. District Court of Massachusetts and the U.S. District Court of the District of Columbia, respectively. The Company was not a party to this interference.
      In August 2004, Serono served the Company with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that the Company infringes Serono’s ‘071 patent. In October 2004, the Company filed a motion to dismiss the amended complaint. This motion is pending before the U.S. District Court of Massachusetts.
      The Company expects that if this suit is not dismissed, the costs associated with this suit could be significant.

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
      In July 2004, the plaintiffs voluntarily dismissed all claims based on the December 26, 2001 offering because no plaintiff had standing to bring such claims.
      The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. The Court has not yet ruled on this motion. The Company filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. The Company expects to file an opposition to this motion in March 2005. A hearing on class certification is scheduled to be held in April 2005.

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
      The complaint alleges that the individual defendants breached fiduciary duties owed to the Company and its stockholders by disseminating materially false and misleading statements to the market and causing or allowing the Company to conduct its business in an unsafe, imprudent and unlawful manner. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, and to assert a claim for contribution and indemnification on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers
      As of March 1, 2005, the executive officers of the Company were as follows:

Name	Age	Position Held with the Company

Michael J. Astrue	48	President and Chief Executive Officer
David D. Pendergast, Ph.D.	56	Executive Vice President and Chief Operating Officer
Renato Fuchs, Ph.D.	62	Senior Vice President, Manufacturing and Operations
Neil Kirby, Ph.D.	44	Senior Vice President, Strategic Product Development
Gregory D. Perry	44	Senior Vice President and Chief Financial Officer
      Each officer’s term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.
      Michael J. Astrue joined the Company as President and Chief Executive Officer in February 2003. Prior to rejoining TKT in February 2003, Mr. Astrue served as TKT’s Senior Vice President and General Counsel from April 2000 to January 2003, after which he served briefly as a Visiting Fellow at the Hudson Institute, a research organization. From 1993 to 1999, he served as Vice President, Secretary and General Counsel of Biogen, Inc. (“Biogen”), a biotechnology company. Mr. Astrue received a B.A. from Yale University and a J.D. from Harvard Law School.
      David D. Pendergast, Ph.D., has served as Executive Vice President and Chief Operating Officer since October 2003. Prior to October 2003 and since joining TKT in December 2001, Dr. Pendergast has served in a number of senior quality and operations roles at TKT, including Executive Vice President, Operations. Prior to joining TKT, Dr. Pendergast was employed by Biogen from April 1996 through August 2001, most recently serving as Vice President, Product Development and Quality Assurance. Dr. Pendergast received a B.S. in Chemistry from Western Michigan University and a Ph.D. in Pharmaceutics from the University of Wisconsin.
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
      Neil Kirby, Ph.D., has served as Senior Vice President, Strategic Product Development since November 2004. From January 2002, when he joined the Company, to November 2004, Dr. Kirby served as Vice President, Regulatory Affairs. Prior to joining TKT, Dr. Kirby served as Program Executive for Vertex Pharmaceuticals’ commercial and clinical HIV products from November 1999 to December 2001. Prior to joining Vertex, Dr. Kirby served as Project Director, Hemophilia Products at Genetics Institute, a biotechnology company. Dr. Kirby also has held a variety of regulatory appointments at Biogen. Dr. Kirby received a B.Pharm and a Ph.D. from the University of London.
      Gregory D. Perry has served as Senior Vice President and Chief Financial Officer since November 2004. From May 2003, when he joined the Company, to November 2004, Mr. Perry served as Vice President, Finance, and Chief Financial Office. From September 1998 to November 2002, Mr. Perry was employed by PerkinElmer, Inc. where he most recently served as Senior Vice President, Finance and Business Development, Life Sciences. Prior to joining PerkinElmer, Mr. Perry was Chief Financial Officer of the Automotive Aftermarket Products Group at Honeywell International Incorporated from March 1997 to September 1998. Mr. Perry also held numerous positions of increasing responsibility in finance and business development at General Electric Company, including Chief Financial Officer of GE Medical Systems, Europe, headquartered in Paris, France. Mr. Perry received a B.A. from Amherst College.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
      The Company was incorporated in Delaware in 1988 and the Company’s Common Stock trades on The Nasdaq National Market under the symbol “TKTX.” As of March  1, 2005, there were approximately 80 holders of record of the Company’s Common Stock.
      The following table sets forth for the fiscal periods indicated the range of high and low bid prices for the Company’s Common Stock on The Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

2004
Quarter Ended:
December 31	$26.40	$16.13
September 30	17.80	12.82
June 30	17.64	13.53
March 31	18.87	10.45
2003
Quarter Ended:
December 31	$16.23	$10.34
September 30	13.73	10.22
June 30	11.82	5.25
March 31	10.20	3.74
      The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected consolidated financial data of the Company for the five years ended December 31, 2004 are derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.
Statement of Operations Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Revenues	$78,126	$58,889	$36,500	$6,188	$7,247
Cost of goods sold	16,367	12,484	10,511	185	—
Research and development expenses	88,148	74,062	81,309	65,921	56,440
Intellectual property license expense	—	1,350	34,660	—	—
Restructuring charges	3,970	12,461	—	—	—
Impairment charge	—	—	16,069	—	—
Net loss	$(65,874)	$(75,234)	$(129,762)	$(70,243)	$(51,021)
Basic and diluted net loss per share	$(1.89)	$(2.18)	$(3.75)	$(2.78)	$(2.25)

Balance Sheet Data

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Cash, cash equivalents, marketable securities and restricted marketable securities	$155,214	$180,947	$256,708	$399,754	$245,456
Other current assets	51,275	44,392	41,784	14,141	1,842
Property and equipment, net	60,992	61,908	59,372	41,587	23,597
Total assets	333,350	289,169	359,806	457,707	272,393
Total stockholders’ equity	194,311	258,322	323,867	436,163	247,857

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      TKT is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa), its enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 34 countries outside of the United States. The Company recorded $77,372,000, $57,225,000 and $34,682,000 of product sales for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s most advanced active clinical programs include I2S, its enzyme replacement therapy for the treatment of Hunter syndrome, and GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a Phase III clinical trial of I2S and a Phase I/ II clinical trial of GA-GCB. TKT is currently seeking to out-license a number of its other Gene-Activated products. In addition to its focus on rare genetic diseases, in the European Union, TKT also intends to commercialize Dynepo (epoeitin delta), its Gene-Activated erythropoietin product for anemia related to kidney disease that it developed with Aventis. The Company is seeking to enter into arrangements with a third party to distribute, sell and market Dynepo outside the United States.
      With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At December 31, 2004, the Company’s accumulated deficit was $506,542,000. The Company expects, based on its current operating plan, that its existing capital resources, and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.
      The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•	the timing and amount of Replagal product sales, as well as the collection of receivables;

•	continued progress in TKT’s research and development programs, particularly with respect to I2S and GA-GCB;

•	the Company’s ability to manufacture Dynepo on a timely and cost-effective basis, including the ability to obtain approval from the European Commission of variations to the existing MAA for the manufacturing sites for Dynepo, and to enter into successful third party arrangements for the distribution, marketing and sale of Dynepo in the European Union;

•	the scope and results of its clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the costs involved in litigation;

•	the availability of reimbursement by governmental and other third-party payors;

•	the Company’s ability to expand the markets in which it sells Replagal;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales, expenses, accounts receivable and accounts payable denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs, and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the outcome of the SEC investigation referred to in “Item 3 — Legal Proceedings”; and

•	the Company’s ability to establish and maintain collaborative arrangements.
      In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. The Company owned an 80% equity interest in TKT Europe and a team of European pharmaceutical executives with experience in marketing and selling pharmaceutical products in Europe owned the remaining 20% minority interest in TKT Europe. Under the stockholders’ agreement with TKT Europe, the Company was entitled to purchase the European stockholders’ 20% minority interest in TKT Europe in October 2004, for a price determined in accordance with a formula. The Company exercised that right in September 2004. On October 22, 2004, the Company completed the purchase of the 20% minority interest in TKT Europe for a purchase price of $62,142,000. With this purchase, the Company now owns 100% of TKT Europe.
Critical Accounting Policies and Significant Judgments and Estimates
      The discussion and analysis of TKT’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TKT to make estimates and judgments that affect its reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions or conditions.
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
      While TKT’s significant accounting policies are more fully described in Note 2 to TKT’s consolidated financial statements included in this annual report on Form 10-K, TKT regards the following accounting policies as critical accounting estimates.

Revenue Recognition
      Product Sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company determines that collection is reasonably assured in Europe and in some other countries outside of the United States, once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant governmental agency’s intent to pay, once there are legally binding purchase agreements between a hospital and the Company, or once approval has been granted by the relevant governmental agency for the reimbursement of cost for individual patients. The Company only records revenues from product sales where one of the conditions set forth in the previous sentence has been met. If any of the above circumstances were to change, it could affect the Company’s revenue recognition in future periods.
      In the European pharmaceutical industry, it is common practice that customers, principally hospitals, have a general right of return on purchases of product. To date, the Company has not had any sales returns. The Company generally ships small quantities of Replagal to customers on the basis of firm purchase orders. The customers generally order Replagal for specific patients, and the drug is typically utilized within one month of receipt. In part due to the price of the drug, customers maintain small inventories, typically less than a one month supply. Because of these circumstances, the Company expects that it will have no or minimal returns in the future and, accordingly, has not recorded a reserve for sales returns and allowances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right-of-Return Exists. If any product is returned, the Company may need to begin to record reserves for sales returns and allowances and incur charges to revenues in future periods.
      License and Research Revenues. The Company records contract revenue for research and development as it is earned based on the performance requirements of the contract. Nonrefundable contract fees for which there are neither performance obligations nor continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured. The Company recognizes revenue from non-refundable up-front license fees and milestone payments where there is continual involvement through development collaboration or an obligation to supply product, as the obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate. The Company recognizes revenue associated with substantive performance milestones based upon the achievement of the milestones, as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.
      For multiple-element arrangements, the Company applies Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. In 2003, the Company entered into an agreement with Genzyme to distribute I2S in Japan and certain other territories as well as to settle outstanding litigation. The Company has estimated the term of the Genzyme distribution agreement to be 13 years, which represents the period under which the Company will supply bulk drug substance to Genzyme. If this estimate changes, the Company may need to adjust revenue recognition in future periods.

Accounts Receivable
      In certain European countries, such as Italy, Spain and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy, Spain and Belgium were 71% and 66% of total accounts receivable at December 31, 2004 and 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, customers in these countries have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company may need to discount those receivables.

      We also have exposure to foreign currency risk for accounts receivable in Europe. There are often significant delays in our European customers making payments to us. If the US dollar strengthens relative to European currencies during such periods of delay, the amount of money that we collect in terms of US dollars would be adversely affected.

Inventories
      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.
      Inventory balances as of December 31, 2004, consist of raw materials, work in process and finished goods for both Replagal and Dynepo. Dynepo related inventory for raw materials and work in process was $2,415,000 at December 31, 2004. The remainder of the inventory balance relates to Replagal. In general, the Company’s manufacturing process for both products consists of two distinct phases: the manufacture of bulk drug substance and the formulation and packaging of bulk drug substance into finished product. There are shelf lives associated with both bulk drug substance and finished drug product. The Company’s estimates relating to the current demand for Replagal and Dynepo and future sales projections indicate that all of the inventory will be utilized within the designated shelf lives of both bulk drug substance and finished goods vials. If actual product sales differ from the Company’s projections, inventory may not be fully utilized. As a result, the Company would need to write-down the value of such inventory to its net realizable value. This write-down would be recorded as additional cost of goods sold.

Goodwill and Identified Intangible Assets
      The Company recorded the acquisition of the 20% minority interest in TKT Europe using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company allocated the purchase price to the tangible and identified intangible assets and liabilities acquired with the excess cost being recorded as goodwill. Intangible assets with finite lives are amortized to expense over their estimated useful lives. See Note 3 to the consolidated financial statements included in this annual report on Form 10-K for a further discussion of the transaction. The majority of the purchase price was allocated to identified intangible assets and goodwill, which increases future amortization expense of identified intangible assets and the potential for impairment charges. Accordingly, the allocation of the purchase price to intangible assets may have a significant impact on the Company’s future operating results. In addition, the allocation of the purchase price requires that the Company make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, the Company may have to record impairment charges, which may have a significant impact on its consolidated financial statements.
      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise. The Company performs the two step tests in accordance with SFAS No. 142 and records impairment charges when appropriate. The Company completed its annual goodwill impairment assessments as of December 31, 2004. Goodwill was not impaired and no impairment charge was recorded.

Restructuring Charges
      In 2003, the Company announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. The reorganization included reduction in workforce, consolidation of facilities and disposal of certain assets. These restructuring charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and included a net facilities charge. In determining the net facilities charge, various assumptions were made, with respect to sublease terms and expected sublease rates. These estimates are updated based on a periodic review of the current sublease environment and acquired market quotes. Should operating lease rental rates decline or should it take longer than expected to find suitable tenants to sublease the facilities, adjustments to the net present value of remaining lease obligations may be necessary in future periods based upon the future events and circumstances. See “Results of Operations” below and Note 5 to the consolidated financial statements included in this annual report on Form 10-K for a further discussion of the Company’s restructuring actions.

Asset Impairment
      The Company reviews its long-lived assets for impairment indicators at each reporting period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the fourth quarter of 2002, the Company concluded that an impairment indicator existed with respect to a manufacturing facility. An undiscounted cash flow analysis confirmed the impairment, and the Company obtained an appraisal of the manufacturing facility to determine its fair market value. Accordingly, the Company recorded an impairment charge of $16,069,000 at December 31, 2002, based upon the difference between the fair market value of the facility and its carrying value at such date. The Company obtains an annual appraisal of the facility to assess impairment of the carrying value. No impairment indicators existed during 2004. The Company is actively seeking a buyer for this facility. Upon a sale of the facility, any difference between the sales price and the carrying value of the facility will be recognized as an impairment charge, or credit, in the period of the sale.
Results of Operations
      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues
      Revenues for 2004, 2003 and 2002 were:

	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

	(In thousands, except percentages)
Product sales	$77,372	$57,225	$34,682	$20,147	35%	$22,543	65%
License and research revenues	754	1,664	1,818	(910)	(55)%	(154)	(8)%

	$78,126	$58,889	$36,500	$19,237	33%	$22,389	61%

Product Sales
      The majority of Replagal product sales were in Europe. The increase in product sales in 2004 reflects an overall increase in unit sales over 2003, and the favorable effects of foreign currency fluctuations as described below. Unit sales increased due primarily to additional patients commencing therapy. In addition, a reversal of a 2003 price rebate accrual during the first quarter of 2004 contributed approximately $481,000 to product sales in 2004 as the Company determined it was no longer probable that it would be required to pay this amount to customers. The increase in product sales in 2003 also reflects an overall increase in unit sales over 2002 and the favorable effects of foreign currency fluctuations as described below.
      The Company prices Replagal in the functional currency of the country into which it is sold. While overall price levels in local currencies have generally remained consistent period over period, foreign exchange fluctuations caused an increase in the United States dollar equivalent average selling prices. Substantially all of the Company’s manufacturing costs are in United States dollars. Therefore, any fluctuation in the value of the payment currencies relative to the United States dollar is likely to impact gross margins since the Company’s manufacturing costs would remain approximately the same while its revenue in terms of United States dollars would change.

      Foreign currency fluctuations increased sales and gross margins by approximately $6,543,000, or 11%, in 2004 and $9,443,000, or 27%, in 2003. The Company’s gross margin will continue to be affected by currency fluctuations in the future. Product sales and gross margins will be negatively affected if the United States dollar strengthens against currencies in which the Company sells Replagal. The Company currently does not engage in foreign currency hedging activities with respect to product sales.
      Due to an unpredictable rebate process mandated by the Australian government agency, the Company has recorded approximately $1,338,000 in deferred revenue for shipments to Australia. The Company will record sales when price is fixed or determinable. The Company expects the rebate amounts to be finalized in the second half of 2005.
      The Company expects continued sales growth in Europe and the rest of the world, excluding the United States, as additional countries approve Replagal and reimbursement is established.

License and Research Revenues
      The Company earned substantially all of its license and research revenues in 2004, 2003, and 2002 under its collaborative agreements with Genzyme, Sumitomo, and Wyeth, which succeeded Genetics Institute, Inc. (“Wyeth”). The decrease in license and research revenues in 2004 reflects a non-recurring payment of $500,000 in connection with the termination of the Company’s Factor VIII gene therapy collaboration with Wyeth that was recorded in 2003. The decrease in license and research revenue was also due to a decrease in revenues under the Company’s collaborative agreement for Replagal with Sumitomo for Replagal clinical materials. This decrease was offset by $252,000 in license and research revenues that the Company recorded in 2004 related to the global legal settlement and distribution agreement that the Company executed with Genzyme in the fourth quarter of 2003. Revenues related to these agreements are being recognized ratably over a thirteen year period, representing the term over which the Company has agreed to supply bulk drug substance to Genzyme under the distribution agreement. As of December 31, 2004, the Company’s deferred revenue related to these agreements with Genzyme amounted to $2,761,000.
      The 2003 decrease primarily reflects a decrease in revenues from Wyeth due to the termination of research and development fees from Wyeth in 2003. This decrease was offset by the $500,000 fee that Wyeth paid to TKT in connection with the termination of the collaboration agreement in 2003.

Cost of Goods Sold
      Components of cost of goods sold for 2004, 2003 and 2002 are as follows:

	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

	(In thousands, except percentages)
Cost of product sales	$13,446	$9,894	$8,011	$3,552	36%	$1,883	24%
Costs related to commencement of large scale Replagal production	2,921	—	—	2,921	—	—	—
Termination of contract manufacturing agreement and related charges	—	2,590	2,500	(2,590)	-100%	90	4%

Cost of goods sold	$16,367	$12,484	$10,511	$3,883	31%	$1,973	19%

Cost of goods sold as a percentage of sales	21%	22%	30%
      Cost of goods sold consists of expenses incurred in connection with the manufacture of Replagal. The increase in cost of goods sold in 2004 primarily reflects costs associated with increased unit sales. The decrease in cost of goods sold as a percentage of sales period over period reflects continuing improvements in manufacturing and production efficiencies as well as the contribution of favorable foreign currency fluctuations on product sales. During the fourth quarter of 2004, the Company recorded a charge of $2,921,000, or 4% of product sales, associated with recommencement of Replagal production at the Company’s Alewife Facility which went through renovation and improvements for capacity and scale expansion. In 2003, the Company incurred non-recurring charges of $2,590,000, or 5% of product sales, related to excess capacity at the terminated contract manufacturer of bulk drug substance of Replagal. Cost of goods sold in 2004 reflects a mix of full production costs with respect to inventory produced by the former contract manufacturer, and partial production costs with respect to inventory manufactured at the Alewife Facility as the majority of such costs were incurred prior to the approval of the Alewife Facility and were previously expensed as research and development costs. All costs to manufacture Replagal prior to this approval were expensed as research and development costs. In 2003, cost of goods sold essentially reflects full production costs for inventory produced by the former contract manufacturer.
      Prior to July 2003, the Company historically had relied on contract manufacturing arrangements with third parties for the production of Replagal bulk drug substance for commercial sale, as well as contract packaging and labeling services. In January 2003, the Company terminated its agreement with a third party manufacturer of the bulk drug substance of Replagal, effective in July 2003. In July 2003, the European Commission approved the Company’s Alewife Facility for the commercial manufacture of bulk drug substance for Replagal. In June 2004, the Company completed significant renovations to its manufacturing facility in the Alewife Facility which expanded its manufacturing capacity and configured the facility for the production on a commercial scale of products other than Replagal. The Company recommenced manufacturing operations in June 2004. The Company intends to continue to rely on third-party manufacturers for formulation and packaging of Dynepo bulk drug substance into finished product.

Research and Development Expenses
      Research and development expenses totaled $88,148,000 in 2004, as compared to $74,062,000 in 2003 and $81,309,000 in 2002. The increase in 2004 of $14,086,000, or 19%, was primarily due to increased clinical trial and manufacturing costs related to the Company’s I2S and GA-GCB clinical programs. These programs contributed approximately $15,912,000 to the increase. These increases were partially offset by a decrease in research and development expenses related to Replagal. The Company expects its research and development costs will continue to increase in 2005, primarily as the Company continues the ongoing I2S open-label extension study and the GA-GCB clinical trials, as well as anticipated expenditures related to the planned filing of a BLA and an MAA for I2S.
      The decrease in 2003 from 2002 of $7,247,000, or 9%, was primarily due to decreases in research and development staffing, outside testing and supplies costs in connection with the Company’s restructuring plan. This decrease also reflected $5,500,000 in non-recurring expenditures related to set-up and technology transfer fees paid to the contract manufacturer of Replagal bulk drug substance in 2002. The overall decrease in research and development costs was partially offset by increases in both clinical trial costs associated with the commencement of the I2S pivotal clinical trial of $1,478,000, and research and development occupancy costs of $3,264,000 primarily related to the Company’s occupancy of its new corporate headquarters for a full year in 2003.
      The Company’s four primary development programs, Replagal, I2S, GA-GCB and Dynepo, represent the majority of the Company’s research and development spending. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and other protein products, accounted for the balance of the Company’s research and development expenses for 2004. The following table details the recorded expenses for each of the Company’s four primary research and development programs:

	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

	(In thousands, except percentages)
Replagal	$14,683	$21,376	$40,320	$(6,693)	(31)%	$(18,944)	(47)%
I2S	44,284	30,227	19,959	14,057	47%	10,268	51%
GA-GCB	11,427	9,572	5,484	1,855	19%	4,088	75%
Dynepo	5,198	—	47	5,198	—	(47)	(100)%

Subtotal	75,592	61,175	65,810	14,417	24%	(4,635)	(7)%
Total research and development expenses	$88,148	$74,062	$81,309
Major program costs as a percentage of total research and development expenses	86%	83%	81%

Replagal
      The decrease in 2004 was primarily due to the Company’s decision in January 2004 to cease efforts to seek marketing approval of Replagal in the United States. The Company expects that substantially all of future Replagal research and development expenses will relate to the conditions associated with the Company’s European and Canadian approvals of Replagal. These conditions require the Company to conduct additional clinical trials and to submit an annual assessment of Replagal for review by the European regulatory agency and to conduct additional clinical studies in Canada. The decrease of $18,944,000, or 47%, in 2003 primarily reflects the conclusion of certain Replagal clinical trials prior to the beginning of the 2003 period as well as decreased expenses incurred in connection with producing clinical materials, and set up and technology transfer fees totaling $5,500,000 paid to the contract manufacturer of Replagal bulk drug substance in 2002.

I2S
      The increases in research and development expenses for I2S in 2004 and 2003 were due to increased expenditures related to the Company’s ongoing I2S pivotal trial and costs to manufacture I2S for this study. In March 2004, TKT completed enrollment of 96 patients at nine sites around the world in the AIM study, a randomized, double-blind, placebo-controlled, clinical trial to evaluate the effect of I2S over 12 months in patients with Hunter syndrome. The Company expects to report top-line results from the AIM study in June 2005. If the results of this trial are positive, TKT expects to file applications for marketing approval of I2S in the United States and Europe in the second half of 2005. In September 2004, TKT began enrolling patients that had completed 12 months of treatment in an open-label extension of the AIM study which will evaluate the safety of I2S in these patients over 24 months.
      Future research and development costs for the I2S program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, the timing of the regulatory process, the success of the pivotal trial, and the costs associated with commercial manufacture of I2S. The Company expects that expenses related to the extension study will continue to be significant.

GA-GCB
      The increases in research and development expenses for GA-GCB in 2004 and 2003 were due to increased expenditures related to the Company’s ongoing GA-GCB Phase I/ II trial, and costs to manufacture GA-GCB for this study.
      In April 2004, the Company initiated a Phase I/ II clinical trial to evaluate the safety and clinical activity of GA-GCB. In this clinical trial, the Company is evaluating GA-GCB in 12 patients with Gaucher disease who will receive treatment for nine months. The Company expects the Phase I/ II trial to conclude in the second quarter of 2005, and intends to report top-line results from this clinical trial in the second half of 2005. In February 2005, the Company began enrolling these patients in an open-label extension of the Phase I/ II clinical trial evaluating the afety of GA-GCB in these patients over 24 months.
      Future research and development costs for the GA-GCB program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with developing a large-scale manufacture process. The Company expects that expenses related to the phase I/ II, extension and subsequent pivotal trials will continue to be significant.

Dynepo
      The significant majority of expenses relating to Dynepo in 2004 were incurred in connection with a manufacturing agreement that the Company entered into with Lonza in August 2004 under which Lonza has agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. The Company incurred $4,948,000 in 2004 for initial start-up and development work under the manufacturing agreement. The Company expects that expenses related to development and manufacturing of the Dynepo product, including expenses associated with third-party manufacturers for formulation and packaging of Dynepo bulk drug substance into finished product, will continue to increase in 2005. At December 31, 2004, the Company has committed to pay Lonza approximately $13,595,000 related to manufacturing costs of Dynepo bulk drug substance through 2006, which will be recorded primarily as inventory. The Company expects that all of this work will be performed over the next 12 months. Future research and development costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to technology transfer, costs associated with the start-up of Dynepo manufacturing, including fill finish processes, and the timing and approval of the manufacturing facilities of the Company’s contract manufacturers and processes by the appropriate regulatory authorities.
      In September 2004, Aventis granted the Company a license to clinical trial results from a previously completed controlled Phase III clinical trial conducted by Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company expects, based on information from Aventis, that top-line results of the clinical trial will be available in the first half of 2005. Aventis will conduct the clinical data analyses. If the data are positive, the Company expects that it or a collaborator will file an amendment to the MAA for Dynepo to seek to expand the approved indication to include anemia associated with chemotherapy.

Selling, General and Administrative Expenses
      The Company’s components of selling, general and administrative expenses for 2004, 2003, and 2002 were as follows:

	Year Ended December 31,			2004 vs 2003		2003 vs. 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

	(In thousands, except percentages)
General and administrative	$19,988	$19,672	$14,526	$316	2%	$5,146	35%
Selling and marketing	23,914	16,746	16,234	7,168	43%	512	3%

Selling, general and adminstrative expenses	$43,902	$36,418	$30,760	$7,484	21%	$5,658	18%

      The increase in selling, general and administrative costs in 2004 primarily reflects increased sales and marketing costs, including incentive compensation paid to sales managers at TKT Europe of $4,359,000, as well as costs incurred in connection the Company’s ongoing Sarbanes-Oxley internal control compliance efforts. The increase was partially offset by non-recurring executive severance charges incurred in 2003.
      Selling, general and administrative expenses increased 18% in 2003 from 2002. Contributing to this increase were legal costs incurred in connection with the Company’s shareholder lawsuits and SEC investigation which amounted to $2,400,000, ongoing Replagal sales and marketing initiatives in Europe and other countries, executive severance charges of $1,104,000, and occupancy costs related to the Company’s new corporate headquarters of $1,184,000.
      The Company expects selling, general and administrative expenses related to selling and marketing expenses to continue to increase in 2005 as the Company establishes infrastructure and distribution capabilities to support commencement of Replagal product sales in additional countries outside of the European Union and, subject to regulatory approval, an anticipated product approval and launch of I2S. The Company expects that selling, general and administrative costs will increase in 2005 in connection with the Serono litigation and the Company’s ongoing shareholder lawsuits. In addition, the Company expects to incur integration costs related to the buyout of the minority interest in TKT Europe that it completed in October 2004.
      The Company plans to commercialize Dynepo by entering into arrangements with a third party for the distribution, marketing and sale of Dynepo outside the United States. As a result, the Company does not expect future selling, general and administrative costs for Dynepo to be significant.

Restructuring Charges
      In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT refocused its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking to license programs outside of its core focus, including certain of its Gene-Activated protein products. During 2003, TKT reduced its United States headcount by approximately 100 positions and further reduced its headcount through attrition. As of December 31, 2003, following the restructuring, TKT had 321 full-time United States employees. TKT also vacated four facilities as part of the restructuring in 2003. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003.
      As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges consisted of costs related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for the four facilities that the Company vacated, and a write-down of leasehold improvements for some of the facilities which were vacated. On a cumulative basis since February 2003, the Company has recorded $1,319,000 related to employee severance and outplacement services costs, $14,514,000 related to lease obligations and $598,000 for write-off of fixed assets.
      The Company recorded restructuring charges of $3,970,000 in 2004 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The remaining lease obligation costs are included in restructuring charges in the statements of operations and in accrued expenses on the balance sheet at December 31, 2004. The following table displays the restructuring activity and liability balance included in accrued restructuring expenses:

	Balance at				Balance at
	December 31,				December 31,
	2003	Charges	Payments	Other	2004

	(In thousands)
Lease obligations	$8,041	$3,970	$(4,636)	$315	$7,690
Less: current portion of accrued restructuring charges					(1,912)

Long-term portion of accrued restructuring charges					$5,778

				Balance at
				December 31,
	Charges	Payments	Other	2003

	(In thousands)
Employee severance and outplacement	$1,319	$(1,319)	$—	$—
Lease obligations	10,544	(2,310)	(193)	8,041
Write-off of fixed assets	$598	$—	$(598)	—

Total	$12,461	$(3,629)	$(791)	$8,041

Less: current portion of accrued restructuring charges				(1,523)

Long-term portion of accrued restructuring charges				$6,518

Amortization of Intangible Assets
      In 2004, the Company recorded $509,000 related to the amortization of certain identified intangible assets acquired in conjunction with the purchase of the minority interest in TKT Europe. See Note 3 to the consolidated financial statements included in this annual report on Form 10-K for further discussion of the transaction. The intangible assets identified will be amortized over their estimated useful lives which range from one to eleven years.

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

Minority Interest
      For the years ended December 31, 2004 and 2003, the Company recorded minority interest of $55,000 in the net loss and $413,000 in the net income, respectively, related to the Company’s 80% interest in the cumulative net income/loss of TKT Europe. The Company consolidated 100% of TKT Europe’s losses in 2002.
      In October 2004, the Company completed the purchase of the 20% minority interest in TKT Europe held by the founding European executives of TKT Europe.

Interest Income
      Interest income totaled $2,938,000 in 2004, as compared to $2,704,000 in 2003 and $7,516,000 in 2002. Interest income increased $234,000, or 9% in 2004 primarily due to a higher rate of return relative to 2003. The average cash and marketable securities balances were $189,326,000 in 2004 compared to $203,876,000 in 2003 and $328,940,000 in 2002. Decrease in interest income in 2003 from 2002 was primarily due to the decrease in cash and marketable securities balances and lower rates of return. The Company expects the cash and marketable securities balance to decrease based on normal operations.

Interest Expense
      During the second quarter of 2004, the Company sold $94,000,000 of 1.25% senior convertible notes (the “Notes”) and received net proceeds of $90,859,000 from the sale. As a result of the offering of the Notes, the Company recorded $1,061,000 for interest expense and amortization of deferred issuance costs in 2004. The Company had no interest expense in 2003 or 2002.

Foreign Currency Exchange Gain
      Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are included in accumulated other comprehensive income. The Company determined in the fourth quarter of 2004 that certain long term intercompany receivables from TKT Europe should be accounted for as short term in nature as settlement was planned and anticipated in the foreseeable future. As a result, the Company recorded a gain of $7,702,000 related specifically to remeasurement of intercompany balances denominated in a currency other than functional currency and transaction gains in the fourth quarter of 2004. Total foreign currency remeasurement and transaction gains included in the Company’s results of operations were $7,685,000 and $943,000 in 2004 and 2003, respectively. In 2002, foreign currency remeasurement and transaction gains and losses were not material to the consolidated financial statements.

Other Income/ Expense
      The Company recorded losses on disposals of fixed assets amounting to $431,000 in 2004. Fixed asset disposals primarily relate to the write-off of manufacturing equipment and computer equipment that is no longer in use, offset from the sale of related equipment.
      In October 2003, the Company received $500,000 from Bain & Company in connection with a legal settlement. TKT recorded the $500,000 settlement as other income during the fourth quarter of 2003.

Net Loss
      The Company had a net loss of $65,874,000 in 2004 as compared to $75,234,000 in 2003 and $129,762,000 in 2002. Basic and diluted net loss per share was $1.89 for 2004, as compared to a basic and diluted net loss per share of $2.18 for 2003 and $3.75 for 2002. Included in the loss for 2004 are restructuring charges of $3,970,000 which contributed $0.11, to basic and diluted net loss per share. Included in the net loss for 2003 are restructuring charges of $12,461,000 and an intellectual property license fee expense of $1,350,000, which contributed $0.36 and $0.04, respectively, to basic and diluted net loss per share. Included in the net loss for 2002 is an intellectual property license fee expense of $34,660,000 and an asset impairment charge of $16,069,000, which contributed $1.00 and $0.46, respectively, to basic and diluted net loss per share.
      For the years ended December 31, 2004, 2003 and 2002, weighted average shares outstanding were 34,797,000 34,559,000 and 34,616,000, respectively.
Liquidity And Sources Of Capital
      Since its inception, TKT has financed its operations through:

•	the sale of common and preferred stock;

•	borrowings under debt agreements;

•	revenues from collaborative agreements;

•	interest income;

•	collections from accounts receivable from Replagal sales; and

•	the sale of the Notes.
      In the near term, TKT expects to finance its operations principally from existing cash and cash equivalents and from collections of accounts receivable related to sales of Replagal. The Company expects, based on its current operating plan, that its existing capital resources, together with anticipated collections on accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

Cash Flows
      The Company had cash, cash equivalents and marketable securities totaling $155,214,000 at December 31, 2004, including restricted marketable securities collateralizing letters of credit totaling $7,839,000. At December 31, 2004, the Company’s wholly-owned subsidiary, TKT Europe, held $38,013,000 of the $155,214,000, primarily denominated in Swedish Kronor, British Pounds, and Euros. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.
      The Company used net cash of $41,688,000 for operating activities for the year ended December 31, 2004. In addition to a net loss of $65,874,000, factors affecting the Company’s cash balances included an increase in accounts receivable of $3,847,000 reflecting increased sales offset by increases in cash collections, a decrease in accrued restructuring of $351,000, an increase in deferred revenue of $4,484,000, an increase in accounts payable of $982,000, an increase in prepaid expenses and other current assets of $4,649,000, an increase in accrued expenses of $8,051,000 due to increased contract manufacturing accruals, and a decrease of inventory of $4,721,000 due to the recommencement of Replagal production in 2004. Net cash usage decreased in 2004 from 2003, primarily due to cost savings associated with the Company’s restructuring efforts, growth in Replagal sales, increased accounts receivable collections, a decrease in inventories and an increase in accrued expenses.
      Working capital at December 31, 2004, was $169,754,000 compared to $204,190,000 at December 31, 2003. The decrease in working capital during 2004 was primarily attributed to the purchase of the minority interest in TKT Europe.
      In certain European countries, such as Italy, Spain and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received, and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy, Spain and Belgium were 71% and 66% of total accounts receivable at December 31, 2004 and 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, these customers have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company’s liquidity will be adversely affected.
      Net cash used for investing activities was $120,195,000 for the year ended December 31, 2004. The Company used net cash of $61,242,000 for the purchase of TKT Europe. Net maturities and sales and purchases of marketable securities contributed $45,691,000 to cash used for investing activities. The Company used net cash of $13,226,000 during 2004 for property and equipment purchases related to leasehold improvements and equipment for the Company’s manufacturing facility. The Company expects to spend a total of approximately $9,000,000 for purchases of property and equipment in 2005, principally for expanding its internal manufacturing capabilities.
      Fluctuations in exchange rates decreased cash and cash equivalents reported in United States dollars by approximately $2,494,000, primarily due to the weakening United States dollar relative to the Swedish Krona,

British Pound, and Euro, and the translation of our foreign subsidiaries’ cash and accounts receivable balances, which are primarily denominated in Euros.

Cash Requirements
      The Company’s cash requirements for operating activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to exceed its internally generated funds until it is able to generate substantially greater product sales.
      The Company expects that it will require substantial additional funds to support its research and development programs, obligations under license agreements, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, selling, general and administrative expenses.
      During the second quarter of 2004, the Company sold $94,000,000 of Notes for net proceeds of $90,859,000, which is being used to fund its operations. Interest on the Notes is payable at a rate of 1.25% per annum and is payable semi-annually on May 15 and November 15 of each year commencing November 15, 2004.
      The Company plans to meet its long-term cash requirements through proceeds from product sales and revenues from collaborative agreements. In December 2000, the Company filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2000. This shelf registration statement permits the Company to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $500,000,000. The Company currently has approximately $138,000,000 available under this shelf registration statement. The Company may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.
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

Contractual Obligations
      The following table summarizes the Company’s estimated significant contractual obligations at December 31, 2004:

	Payments Due by Period

	Less Than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Non-cancelable operating leases	$11,282	$23,309	$20,642	$18,345	$73,578
Long-term debt	—	—	—	94,000	94,000
Notes interest payable	1,175	2,350	2,350	1,763	7,638
Estimate clinical trial commitments	7,946	1,365	—	—	9,311
Estimate contract manufacturing commitments	13,595	—	—	—	13,595

Total contractual cash obligations	$33,998	$27,024	$22,992	$114,108	$198,122

      As of December 31, 2004, the Company had committed to pay approximately $9,311,000 to contract vendors for administering and executing clinical trials as referenced in the table above. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay for these commitments throughout 2005 and into 2006 as ongoing trials are completed.
      In August 2004, the Company entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. To date, the Company has incurred expenses of approximately $4,948,000. At December 31, 2004, the Company had committed to pay Lonza an additional approximately $13,595,000 related to additional start-up and manufacturing costs of Dynepo bulk drug substance over the next 12 months. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, even if the Agreement is terminated, the Company will be responsible for the amounts due Lonza for work to be performed through 2006. Furthermore, in the event that the Company terminates the agreement upon notice to Lonza that is less than 12 months prior to Lonza’s estimated start date for any services related to a binding order for the manufacture of Dynepo bulk drug substance, the Company will be required to pay Lonza for that binding order.
      The Company also is subject to the potential commitments discussed in the following paragraphs which are not included in the table above:

•	In June 2002, the Company obtained an exclusive license to certain patent and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company paid $11,000,000 cash in June 2002 and an additional $15,000,000 in January 2003. If Cell Genesys achieves all the milestones related to patent matters under the license agreement, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company cannot predict when these milestones will become due, if ever. The Company is not required to make royalty payments to Cell Genesys.

•	The amounts in the table above also do not include royalties that the Company may owe under its license agreements, including royalties with respect to sales of I2S and Dynepo.

Net Operating Loss Carryforwards
      At December 31, 2004, the Company had net operating loss carryforwards of approximately $340,720,000, which expire at various times through 2024. Due to the degree of uncertainty related to the ultimate use of loss carryforwards and tax credits, the Company has fully reserved against any potential tax benefit. The future utilization of net operating loss carryforwards and tax credits may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and, therefore, will be subject to tax.

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

•	The Company has been engaged in patent litigation with Genzyme and Mount Sinai with respect to Replagal. In October 2003, pursuant to a global legal settlement, Genzyme agreed to withdraw from this patent litigation and paid the Company $1,555,000. Mount Sinai is not a party to the settlement. In October 2003, the United States Court of Appeals for the Federal Circuit affirmed a finding of non-infringement by the Company. In January 2004, the Federal Circuit denied Mount Sinai’s petition for a rehearing en banc. The deadlines associated with further appeal have expired. Through December 31, 2004, the Company had incurred approximately $4,723,000 in expenses related to this suit. The Company does not expect to incur any additional expenses relating to this litigation.

•	In January 2005, Genzyme filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/ II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/ II clinical trial and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. In January 2005, the District Court rejected Genzyme’s request for ex parte relief. The Company filed reply briefs with the District Court in February 2005. In March 2005, the court refused to grant Genzyme’s motion for preliminary injunction. The Company expects that the costs related to this suit will be significant.

•	The Company and Aventis have been involved in patent infringement actions with Kirin-Amgen and Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the United States litigation expenses, for 50% of the expenses incurred in the United States after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company is responsible for all litigation expenses outside of the United States incurred after March 26, 2004. In October 2004, the House of Lords upheld the 2002 decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen’s patent is invalid. Based on the House of Lords’ favorable ruling, the Company does not expect that there will be further significant costs related to the U.K. litigation, and expects that, pursuant to United Kingdom fee-shifting rules, Kirin-Amgen may have to pay the Company a substantial percentage of the legal fees the Company has incurred since March 26, 2004. With respect to the U.S. litigation, in October 2004, the United States District Court of Massachusetts on remand found certain claims related to four patents held by Amgen are valid and infringed by the Company. In January 2005, the Company and Aventis appealed the decision of the United Stated District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. As of December 31, 2004, the Company had incurred approximately $1,303,000 in expenses related to the litigation in the United Kingdom. The Company expects that there will be ongoing expenses associated with the appeal in the United States.

•	In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s ‘071 patent which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision of the interference. The Company was not a party to this interference. In August 2004, Serono served the Company with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that the Company infringes Serono’s ‘071 patent. In October 2004, the Company filed a motion to dismiss the amended complaint. As of December 31, 2004, the Company had incurred approximately $168,000 related to this matter. The Company expects that if this suit is not dismissed, the costs associated with it could be significant.

•	In 2003, various parties filed purported class action lawsuits against the Company, its former Chief Executive Officer, former Chief Financial Officer, the members of the Company’s Board of Directors and other parties. In April 2003 a derivative law suit was filed against the Company’s former Chief Executive Officer, the members of the Company’s Board of Directors and the Company as a nominal defendant, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders. In May 2004, the Court granted the Company’s motion to dismiss the derivative law suit. In June 2004, the plaintiffs appealed this ruling. As of December 31, 2004, the Company had incurred approximately $1,699,000 related to the shareholders law suit and derivative law suit. The Company expects that there will be ongoing expenses associated with the shareholders law suit and derivative law suit.

•	In May 2003, the Company received a copy of a formal order of investigation by the SEC. In July 2004, the Company and its former Chief Executive Officer received “Wells” notices from the staff of the SEC, in connection with its investigation. As of December 31, 2004, the Company had incurred approximately $1,723,000 related to this matter. The Company expects that there will be ongoing expenses associated with this matter.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions or employee stock options. Specifically, SFAS No. 123(R) requires that the fair value of such equity instruments or employee stock options be recognized as an expense in the financial statements as services are performed. Prior to SFAS No. 123(R), certain pro forma disclosures of fair value were required. The provisions of SFAS No. 123(R) are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. The adoption of SFAS No. 123(R) is expected to have a material effect on the Company’s consolidated financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
      In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons. We currently are conducting a pivotal Phase III clinical trial of I2S, a phase I/ II clinical trial of GA-GCB, and several clinical trials involving Replagal.
      Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the potential product, or at all. For example, in November 2002, the FDA indicated to us that the data for Replagal that we submitted in connection with our BLA was not adequate for approval, and in January 2003, the FDA’s Endocrinologic & Metabolic Drugs Advisory Committee concluded that our clinical data did not provide substantial evidence of efficacy. In January 2004, we withdrew our BLA for Replagal.
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
      In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our MAA to the European Agency for the Evaluation of Medicinal Products, or EMEA, and approximately five years after we filed our investigational new drug application, or IND, with the FDA. The FDA never approved Replagal in the United States and, in January 2004, we withdrew our BLA for Replagal. We are continuing to seek marketing approval for Replagal in a number of other countries in the world. We may not obtain approvals in one or more of these countries when we anticipate receiving such approval, if at all. Approval of Replagal in Japan has been delayed and we do not know when or if we will receive such approval.
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
      The relevant regulatory authorities may not approve any of our applications for marketing authorization relating to any of our products, including Replagal, I2S, GA-GCB and Dynepo, or additional applications for or variations to marketing authorizations that we may make in the future as to these or other products. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product. For example, there are conditions associated with our European Union approval of Replagal, including an obligation to conduct additional clinical trials and an obligation to submit an annual reassessment of Replagal for review by the Committee for Medicinal Products for Human Use, or CHMP. If we do not complete these clinical trials on a timely basis or the results of these trials are not satisfactory to the CHMP, the European Commission may withdraw or suspend our Replagal approval. If approval of an application to market a product is not granted on a timely basis or at all, or we are unable to maintain our approval, our business may be materially harmed.

We may not be able to obtain orphan drug exclusivity for our products for the treatment of rare genetic diseases. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have our competitive products approved by the applicable regulatory authority for a significant period of time.
      Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, certain tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved for a period of up to 10 years in the European Union, and for a period of seven years in the United States, except in limited circumstances set forth in the FDA Statute. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of rare genetic diseases may be critical to the success of these products. Our competitors may obtain orphan drug exclusivity for products competitive with our products before we do as Genzyme did with its Fabrazyme product in the United States, as discussed below.
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
Litigation and Intellectual Property Risks

We are a party to litigation with Genzyme in Israel involving GA-GCB which could preclude us from completing and utilizing data from our ongoing Phase I/ II clinical trial, adversely affect the clinical development of GA-GCB and potentially prevent us from making, using or selling GA-GCB.
      In January 2005, Genzyme filed suit against us in the District Court of Tel-Aviv-Jaffa, Israel, claiming that our Phase I/ II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in our ongoing clinical trial in Israel and to prevent us from submitting data generated from the clinical trial to regulatory agencies. In January 2005, the District Court rejected Genzyme’s request for ex parte relief. We filed reply briefs with the District Court in February of 2005, and in March 2005, the court refused to grant Genzyme’s motion for a preliminary injunction.
      We can provide no assurance as to the outcome of the Genzyme litigation. We expect that the costs related to this suit will be significant. If we are not successful in the GA-GCB litigation, we could be prevented from conducting our clinical trial and commercializing our product in Israel, which would adversely affect the clinical development of GA-GCB. In addition, Genzyme has corresponding patents to the Israeli patent in Europe and in Canada, which Genzyme could assert against us and prevent us from making, using or selling GA-GCB in those jurisdictions.

We are a party to litigation with Amgen involving Dynepo which could preclude us from manufacturing or selling Dynepo in the United States.
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
      In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings, and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are valid and infringed by us. In January 2005, we appealed the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.
      We can provide no assurance as to the outcome of the appeal. If we and Aventis are not successful in the Dynepo litigation at the appellate level, we and Aventis would be precluded from making, using and selling Dynepo in the United States. We are required to reimburse Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe us with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of the litigation expenses. We have the right to control any other litigation that might arise outside of the United States and are responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

We are a party to litigation with Serono involving gene activation which could preclude us from using certain gene activation methods in the production of our products, including Replagal.
      In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s “071 patent which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys appealed the decision of the interference to the United States District Court of Massachusetts and the United States District Court of the District of Columbia, respectively. We were not a party to this interference.
      In August 2004, Serono served us with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that we infringe Serono’s “071 patent. In October 2004, we filed a motion to dismiss the amended complaint.
      We can provide no assurance as to the outcome of the Serono litigation. We expect that if it is not dismissed, the costs associated with this litigation could be significant. If we are not successful in the gene activation litigation, we would be precluded from using certain methods of gene activation currently used in the development of our products, including Replagal. This could have a materially adverse effect on our business.

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
      In April 2003, the Court consolidated the various matters under one matter: In re Transkaryotic Therapies, Inc., Securities Litigation, C.A. No. 03-10165-RWZ.
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
      In July 2004, the plaintiffs voluntarily dismissed all claims based on the December 26, 2001 offering because no plaintiff had standing to bring such claims.
      We filed an answer to the Amended Complaint on July 16, 2004. The plaintiffs then filed a motion for class certification in July 2004. We expect to file an opposition to this motion in March 2005. A hearing on class certification is scheduled to be held in April 2005.
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
      As of December 31, 2004, we had spent approximately $1.7 million related to these lawsuits. We expect that the costs related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, we may be required to pay substantial damages to the plaintiffs and our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
      In July 2004, we and Dr. Richard F Selden, our former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with its investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against us, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. We are cooperating fully and will continue to cooperate fully with the SEC in the investigation. As of December 31, 2004, we had spent approximately $1.7 million related to this matter.
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
      The biotechnology industry has been characterized by significant litigation, and other proceedings regarding patents, patent applications, and other intellectual property rights. We may become a party to additional patent litigation beyond the Genzyme, Amgen and Serono litigation described above and to other proceedings with respect to our products, processes and technologies.
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
      Our success will depend in large part on our ability to obtain and maintain patent protection for our products, processes and technologies in the United States and other countries. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. We may not be issued patents relating to our products, processes or technologies. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
      Our overall patent strategy with respect to our gene activation technology and our protein products made using our gene activation technology is to attempt to obtain patent coverage for gene activation of the gene that encodes the product, the composition of matter of the product, the method of making the product, cells or cell lines capable of expressing the product, and the genetic constructs used to obtain the product. We have been unable to obtain patent claims in all categories with respect to all of our Gene-Activated protein products. While our patent portfolio may afford us protection against some competitors with similar technology and competitors which attempt to make products in human cell or cell lines, it may not afford us protection against all competitors, such as those who make the same products in mouse, rodent, bacterial or yeast cells.
      The expiration dates for the patents and patent applications covering our principal products are as follows:

•	Replagal — The principal issued patents and patents that may issue from pending patent applications covering Replagal expire or will expire in the United States at various dates from 2011 to 2023, and in Europe at various dates from 2012 to 2023.

•	I2S — The principal issued patents and patents that may issue from pending patent applications covering I2S expire or will expire in the United States at various dates from 2015 to 2024, and in Europe in 2024.

•	GA-GCB — The principal issued patents and patents that may issue from pending patent applications covering GA-GCB expire or will expire in the United States at various dates from 2011 to 2020 and in Europe at various dates from 2012 to 2021.

•	Dynepo — The principal issued patents and patents that may issue from pending patent applications covering Dynepo expire or will expire in the United States at various dates from 2011 to 2015, and in Europe in 2012.

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
      For example, we are aware of third party patents and patent applications that relate to gene activation. We believe that our gene activation technology does not infringe any third party patents that we believe to be valid. We are, however, involved in patent litigation in the United States, along with Aventis, with Amgen relating to Dynepo, in the United States with Serono relating to certain methods of gene activation, and in Israel with Genzyme relating to GA-GCB. We use our gene activation technology to manufacture Replagal, Dynepo, GA-GCB and other products. We do not use our gene activation technology to manufacture I2S. If the use of our gene activation technology were found to infringe a valid third party patent, we could be precluded from manufacturing and selling products manufactured using gene activation technology, and our business, results of operations and financial condition would be materially adversely affected.

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
      Replagal is our only commercial product. If Replagal is not commercially successful, our business, results of operations and financial condition will be materially adversely affected.We expect that Replagal will account for all of our product sales until at least 2006. The commercial success of Replagal will depend on its acceptance by physicians, patients and other key decision-makers for the treatment of Fabry disease. The commercial success of Replagal will also depend in part upon Replagal receiving marketing approval in Japan and other countries. We have ceased our efforts to seek the approval of Replagal in the United States, but we have undertaken early-stage efforts to create an improved product that we could market worldwide. There is, however, no guarantee that we will succeed, and, even if we do, development of an improved product would take many years.

Our revenue from sales of Replagal and our cash held by TKT Europe are subject to foreign currency fluctuations.
      We have exposure to currency risk for Replagal sales in Europe. Country-by-country pricing of Replagal was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Since the approval of Replagal in August 2001, the United States dollar has generally weakened versus most European currencies, including the Euro, which has resulted in increased revenues for us from sales of Replagal. If the United States dollar were to strengthen versus these currencies, this currency fluctuation would adversely impact our Replagal product sales. Foreign currency fluctuations favorably contributed $6.5 million to product sales for 2004 as compared to the same period of 2003. In addition, there are often significant delays in our customers making payments to us. If the US dollar strengthens during such periods of delay, as happened during the first two months of 2005, the amount of money that we collect in terms of US dollars would be adversely affected.
      We also have exposure to currency risk for cash and cash equivalents held by TKT Europe, which are primarily denominated in Swedish Krona, British Pound and Euro. Any change in the value of the United States dollar as compared to these foreign currencies may have an adverse effect on our liquidity. For example, a hypothetical 10 percent strengthening of the United States dollar relative to these foreign currencies would result in an approximate $3.5 million decrease in our cash and marketable securities held by TKT Europe as of December 31, 2004.

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
      Our primary competition with respect to Replagal is Genzyme’s Fabrazyme. Competition with Genzyme in the market for treatment of Fabry disease is intense. Replagal and Fabrazyme were each granted marketing authorization in the European Union and were also granted co-exclusive orphan drug status in the European Union for up to 10 years. Fabrazyme has received marketing authorization and orphan drug exclusivity in the United States, which, subject to limited criteria for exceptions, excludes Replagal from the United States market until April 2010 at the earliest.
      We believe that our primary competition with respect to our GA-GCB product for the treatment of Gaucher disease will be Genzyme’s product for the treatment of Gaucher disease, Cerezyme. We expect competition with Genzyme in the market for treatment of Gaucher disease will be intense. If approved, GA-GCB also would compete with Zavesca, an approved small molecule therapy developed by Celltech for the treatment of Gaucher disease.

Other Gene-Activated versions of proteins in development
      We have developed several Gene-Activated protein products that would compete with proteins that are currently being marketed by third parties. For instance, in the case of Dynepo, competing products are marketed by Amgen, Johnson & Johnson, F. Hoffmann-La Roche Ltd. (Boehringer Mannheim GmbH), Sankyo Company Ltd., Chugai Pharmaceutical Co., Ltd., and the pharmaceutical division of Kirin Brewery Co., Ltd. in Japan.
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
      The manufacture of proteins is complicated and technical. We have limited manufacturing experience. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We have manufactured, and plan to continue in the future to manufacture, the bulk drug substance for Replagal, I2S and GA-GCB for preclinical testing, clinical trials, and commercial sale. We have engaged Lonza to manufacture Dynepo bulk drug substance and intend to engage additional third-party contract manufacturers for the formulation and packaging of Dynepo bulk drug substance into finished product for us.
      Any manufacturing of our products must comply with cGMP as required by the countries in which we intend to sell our products. Before approving an application for marketing authorization for a product, the FDA, relevant European regulatory authority, or any other equivalent foreign regulatory agency will inspect the facilities at which the product is manufactured. If we or our third-party manufacturers do not comply with applicable cGMP, such regulatory agency may refuse to approve our application for marketing authorization. Once the regulatory agency approves a product, we or our third-party manufacturers must continue to comply with cGMP. If we or our third-party manufacturers fail to maintain compliance with cGMP, adverse consequences can result, including suspension or withdrawal of an approved product from the market, operating restrictions, and the imposition of civil and criminal penalties.
      In some of our manufacturing processes, we use bovine-derived serum sourced from Canada and the United States. The discovery of additional cattle in either Canada or the United States with bovine spongiform encephalopathy, or mad cow disease, could cause the regulatory agencies in some countries to impose restrictions on our products, or prohibit us from using our products at all in such countries.

We have incurred significant costs to expand and renovate our only manufacturing facility. Damage to or destruction of that facility could adversely affect our ability to supply the bulk drug substance needed to manufacture our products other than Dynepo.
      We rely on one manufacturing facility for the production of our products, other than Dynepo, for both commercial and clinical use. If the Alewife Facility is damaged or destroyed, our ability to supply our products, including Replagal, I2S and GA-GCB for commercial sale and clinical use, could be interrupted, and our sales of Replagal and the timing of our I2S or GA-GCB clinical trials could be adversely affected.

We depend on third party contract manufacturers for various aspects of the manufacture of Replagal, I2S and GA-GCB, including the formulation and packaging of TKT-manufactured bulk drug substance into finished product, and depend entirely on third party contract manufacturers for the manufacture of Dynepo. If these manufacturers fail to meet our requirements or applicable regulatory requirements, our product development and commercialization efforts may be materially harmed.
      We are dependent upon third party manufacturers to perform their obligations in a timely manner and in accordance with applicable government regulations. For instance, other than with respect to the manufacturing of the bulk drug substance for Replagal, I2S, and GA-GCB, we rely on contract manufacturing arrangements with third parties for all aspects of the manufacture of our products, including the formulation and packaging of TKT-manufactured bulk drug substance into finished product. Each of these manufacturing arrangements relates to only some aspects of the manufacturing process. In the event that any one of these manufacturers fails to or is unable to comply with its obligations under its manufacturing agreement with us or with its regulatory obligations, and if the manufacturer’s failure materially delays the ultimate production of Replagal, I2S, or GA-GCB or adversely affects our inventory levels, our sales of Replagal or the timing of our I2S or GA-GCB clinical trials could be adversely affected.
      In August 2004, we entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. We plan to enter into arrangements with contract manufacturers for the formulation and packaging of Dynepo bulk drug substance into finished product, work with our contract manufacturers to set up and validate manufacturing processes, and obtain the approval by the European Commission of variations to our existing MAA for Dynepo reflecting the new manufacturing sites. We intend to commercialize Dynepo by entering into arrangements with third parties for the distribution, marketing and sale of Dynepo. If we cannot establish contract manufacturing arrangements on favorable terms or at all, successfully set up and validate manufacturing processes or obtain the approval of the European Commission, we will not be able to sell Dynepo in the European Union when planned, which could result in Dynepo being subject to additional competition and which would adversely affect our cash resources.
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

If we experience inventory shortages as a result of our failure to manage our inventory correctly or the destruction, damage or expiration of inventory, we may be unable to provide an adequate supply of our products to patients. If we experience an over-supply of high-cost products and raw materials as a result of our failure to manage our inventory correctly, we could experience cash flow difficulties and financial losses.
      Manufacture of proteins, including our products and potential products, is expensive and requires lengthy production cycle times. We build inventory of both bulk drug substance and of finished product in order to ensure the adequate supply to patients of our products and potential products, including Replagal and I2S. Accordingly, we have significant capital invested in inventory. In the event that any of our facilities containing inventory are damaged, the inventory at the facility could be destroyed or damaged. We may not be able to produce or have produced replacement inventory on a timely basis or at all.
      We also have limited experience in managing our supply for Replagal and our other potential products. If we fail to keep an adequate inventory of our products, it is possible that patients could miss treatments, which could have an adverse effect on our ability to sell our products and on our clinical trials. Conversely, if we are unable to sell our high-cost inventory in a timely manner, or if our high-cost inventory were to be destroyed or expire, we could experience cash flow difficulties and financial losses.
      Some of the raw materials used to manufacture our products are expensive and are available from a small number of suppliers. If we fail to keep an adequate inventory of our raw materials, it is possible that we would be unable to manufacture our products in a timely manner. Conversely, if we are unable to use our high-cost raw materials, or if our high-cost raw materials were to be destroyed or expire, we could experience cash flow difficulties and financial losses.

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
      In the United States and elsewhere, the availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. For example, in Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for all pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. In addition, in Australia, the reimbursement authorities have limited their overall budget for purchase of enzyme replacement therapy for Fabry disease, including both Replagal and Fabrazyme, to $10 million Australian dollars. In Canada, the Company is seeking reimbursement from provincial authorities. The federal reimbursement authority in Canada, which is only authorized to make recommendations regarding reimbursement to provincial authorities, issued a non-binding recommendation that the provincial governments not provide reimbursement for Replagal in Canada. Governmental and reimbursement authorities or third-party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and the other products we are developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products we are developing may be prescribed. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected. Once we obtain reimbursement, there is no assurance that the reimbursement rates for a particular country will be maintained. If rates are lowered, our revenues and results of operations could be adversely affected.
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
      We have limited sales and marketing experience and capabilities, and limited resources to devote to sales and marketing activities. We currently have no sales force in the United States. In order to market our products, we will need to develop this experience and these capabilities or rely upon third parties to perform these functions. We are seeking a collaborator to distribute, market and sell Dynepo in Europe. If we are unable to enter into a collaboration on satisfactory terms or on a timely basis, sales of Dynepo will be delayed and our business will be adversely affected. If we rely on third parties to distribute, market or sell our products, our success will be dependent upon the efforts of these third parties in performing these functions. In many instances, we may have little or no control over the activities of these third parties in distributing, marketing and selling our products. If we conduct these activities directly, as we do with Replagal and as we plan to do with respect to some of our potential products, including I2S, we may not be able to recruit and maintain sales and marketing personnel, which would adversely affect our sales efforts.

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
      We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. Although we rely heavily on these parties for successful execution of our clinical trials, we do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, protocols for the trial, and with regulatory requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

A significant portion of our revenues are concentrated among a limited number of significant customers. The loss of a significant customer could lower our revenues and adversely affect our business, results of operations and financial condition.
      We have three significant customers, Healthcare at Home Limited, the University of Mainz, and Globopharm AG, who accounted for 16%, 13% and 8% of our product sales respectively in 2004. The same customers accounted for 18%, 12% and 12% of our product sales in 2003 and 8%, 22%, and 6% of the Company’s product sales in 2002.
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
      Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. We maintain clinical trial liability insurance and product liability insurance in amounts that we believe to be reasonable. This insurance is subject to deductibles and coverage limitations. We may not be able to obtain additional insurance or maintain insurance on acceptable terms or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant liabilities, which may materially adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

We have identified material weaknesses in our internal control over financial reporting. These identified material weaknesses and any other material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements as well as our stock price.
      In connection with our review of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified material weaknesses in our internal control over financial reporting relating to the information technology environment, foreign currency fluctuation and tax issues at our European sales and marketing subsidiary, TKT Europe. Because we began most of our Section 404 compliance work for TKT Europe after we completed the purchase of the minority interest in TKT Europe in October 2004, we have not completed our evaluation of our internal control over financial reporting and are continuing to evaluate and test our internal control over financial reporting. As a result, we may identify additional material weaknesses.

      We are required to file an amendment to this annual report on Form 10-K by May 2, 2005. Such amendment would include management’s report on our internal control over financial reporting and a report from Ernst & Young LLP, our independent registered public accounting firm, reporting on our internal control over financial reporting and attesting to management’s report. If we fail to file such an amendment by May 2, 2005, we will be in violation of our reporting requirements under the U.S. securities laws and our ability to conduct financings and take other actions will be limited.
      Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate the material weaknesses at all.
      Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We are in the process of implementing an enterprise resource planning system to help integrate and control the various facets of our business, including financial reporting. If we cannot successfully implement the ERP system, we may fail to comply with Section 404 of Sarbanes-Oxley in a timely manner and we will have expended valuable financial and human resources.
      As part of our compliance obligations under Section 404 of Sarbanes-Oxley with respect to internal control over financial reporting, as well as an effort to increase operational efficiencies, we are working to implement an enterprise resource planning, or ERP, system. If we are not able to validate the new ERP system in time for us to meet our Section 404 compliance requirements for 2005 under Sarbanes-Oxley, potential investors could lose confidence in our financial reports, which could harm our business and have an adverse effect on our stock price. In addition, we have invested substantial financial and human resources in the ERP implementation project. If we cannot successfully integrate and test the system, and train personnel, we could incur financial losses as well as operational inefficiencies that could adversely affect our business.
Financing Risks

We have not been profitable and expect to continue to incur substantial losses.
      We have experienced significant operating losses since our inception in 1988. As of December 31, 2004, our accumulated deficit was $506.5 million. We had net losses of $65.9 million, $75.2 million and $129.8 million in 2004, 2003 and 2002, respectively.
      We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $77.4 million, $57.2 million and $34.7 million in product sales for the years ended December 31, 2004, 2003 and 2002, respectively. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

•	the timing and amount of Replagal product sales, as well as the collection of receivables;

•	continued progress in our research and development programs, particularly with respect to I2S and GA-GCB;

•	our ability to manufacture Dynepo on a timely and cost-effective basis, including our ability to obtain approval from the European Commission of variations to the existing MAA for the manufacturing sites for Dynepo, and to enter into successful third party arrangements for the distribution, marketing and sale of Dynepo in the European Union;

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the costs involved in litigation;

•	the availability of reimbursement by governmental and other third-party payors;

•	our ability to expand the markets in which we sell Replagal;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales, expenses, accounts receivable and accounts payable denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs, and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the outcome of the SEC investigation referred to in “Item 3 — Legal Proceedings”; and

•	our ability to establish and maintain collaborative arrangements.
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
      Our common stock has been and in the future may be subject to substantial price volatility. The value of your investment could decline due to the effect of many factors upon the market price of our common stock, including but not limited to:

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
      In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2003 to December 31, 2004, the closing sale price of our common stock on the Nasdaq National Market ranged from a low of $3.80 per share to a high of $26.08 per share. You must be willing to bear the risk of significant fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, our stockholder rights plan, our employee stock option plans, and Delaware law, may prevent a change in control or management that securityholders may consider desirable.
      Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval. In addition, our employee stock option plans contain provisions which accelerate the vesting of employee stock options under specified circumstances following a change in control.
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
      As of December 31, 2004, the Company did not have any off-balance sheet arrangements.
      The Company has exposure to currency risk for Replagal sales in Europe. Country by country pricing was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Foreign currency fluctuations increased sales and gross margins by $6.5 million in 2004 as compared to 2003.
      The Company also has exposure to currency risk for cash and cash equivalent balances in Europe. As of December 31, 2004, the Company had approximately $38,117,000 denominated principally in Euros, British Pounds and Swedish Kronor. A hypothetical 10 percent increase in currency rates relative to the United States dollar would result in an approximate $3.5 million decrease in the fair value of the Company’s cash and cash equivalents balances denominated in Swedish Kronor, British Pounds and Euros as of December 31, 2004. The Company currently does not hedge its cash currency exposure.

Item 8.	Financial Statements and Supplementary Data
      The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Transkaryotic Therapies, Inc.
We have audited the accompanying consolidated balance sheets of Transkaryotic Therapies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transkaryotic Therapies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 15, 2005

TRANSKARYOTIC THERAPIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except par
	values)
ASSETS
Current assets:
Cash and cash equivalents	$101,585	$172,954
Marketable securities	45,790	—
Restricted marketable securities	7,839	7,993
Accounts receivable	29,122	23,064
Inventories	12,325	16,741
Prepaid expenses and other current assets	9,828	4,587

Total current assets	206,489	225,339
Property and equipment, net	60,992	61,908
Intangible assets, net	21,931	—
Goodwill	39,038	—
Other assets	4,900	1,922

Total assets	$333,350	$289,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,798	$7,466
Accrued expenses	21,065	11,925
Current portion of accrued restructuring charges	1,912	1,523
Current portion of deferred revenue	4,960	235

Total current liabilities	36,735	21,149

Long-term portion of accrued restructuring charges	5,778	6,518
Long-term portion of deferred revenue	2,526	2,767
Convertible notes payable	94,000	—
Minority interest	—	413
Stockholders’ equity:
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding in 2004 and 2003, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 35,233 and 34,974 shares issued and 34,866 and 34,607 shares outstanding, in 2004 and 2003, respectively	352	350
Additional paid-in capital	688,692	686,545
Accumulated deficit	(506,542)	(440,668)
Accumulated other comprehensive income	14,091	14,377
Less treasury stock, at cost; 367 shares in 2004 and 2003	(2,282)	(2,282)

Total stockholders’ equity	194,311	258,322

Total liabilities and stockholders’ equity	$333,350	$289,169

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues:
Product sales	$77,372	$57,225	$34,682
License and research revenues	754	1,664	1,818

	78,126	58,889	36,500

Operating expenses:
Cost of goods sold	16,367	12,484	10,511
Research and development	88,148	74,062	81,309
Selling, general and administrative	43,902	36,418	30,760
Restructuring charges	3,970	12,461	—
Amortization of intangible assets	509	—	—
Intellectual property license expense	—	1,350	34,660
Impairment charge	—	—	16,069

	152,896	136,775	173,309

Loss from operations before minority interest	(74,770)	(77,886)	(136,809)
Minority interest	55	(413)	—

Loss from operations after minority interest	(74,715)	(78,299)	(136,809)
Other income/(expense):
Interest income	2,938	2,704	7,516
Interest expense	(1,061)	—	—
Foreign currency exchange gain	7,685	—	—
Other income/(expense)	(431)	500	—

	9,131	3,204	7,516

Loss before taxes	(65,584)	(75,095)	(129,293)
Income tax provision	290	139	469

Net loss	$(65,874)	$(75,234)	$(129,762)

Basic and diluted net loss per share	$(1.89)	$(2.18)	$(3.75)

Shares used to compute basic and diluted net loss per share	34,797	34,559	34,616

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Treasury Stock		Additional			Other	Total
							Paid-In	Accumulated	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 2001	—	—	34,302	$343	—	$—	$670,959	$(235,672)	$(114)	$647	$436,163
Issuances of common stock, net	—	—	176	1	—	—	2,319	—	—	—	2,320
Issuance of common stock related to license expense	—	—	367	4	—	—	12,288	—	—	—	12,292
Compensation expense related to equity issuances	—	—	—	—	—	—	—	—	114	—	114
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(309)	(309)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,049	3,049
Net loss	—	—	—	—	—	—	—	(129,762)	—	—	(129,762)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(127,022)

Balance at December 31, 2002	—	—	34,845	348	—	—	685,566	(365,434)	—	3,387	323,867
Issuances of common stock, net	—	—	129	2	—	—	275	—	—	—	277
Repurchase of common stock	—	—	—	—	(367)	(2,282)	—	—	—	—	(2,282)
Compensation expense related to equity issuances	—	—	—	—	—	—	704	—	—	—	704
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(269)	(269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	11,259	11,259
Net loss	—	—	—	—	—	—	—	(75,234)	—	—	(75,234)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(64,244)

Balance at December 31, 2003	—	—	34,974	350	(367)	(2,282)	686,545	(440,668)	—	14,377	258,322

Issuances of common stock, net	—	—	259	2	—	—	2,147	—	—	—	2,149
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(55)	(55)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(231)	(231)
Net loss	—	—	—	—	—	—	—	(65,874)	—	—	(65,874)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(66,160)

Balance at December 31, 2004	—	—	35,233	$352	(367)	$(2,282)	$688,692	$(506,542)	$—	$14,091	$194,311

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(65,874)	$(75,234)	$(129,762)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	13,910	11,554	7,935
Amortization of intangible assets	509	—	—
Loss on fixed asset disposal	431	606	—
Intellectual property license expense	—	—	23,660
Impairment charge	—	—	16,069
Compensation expense related to equity issuances	—	704	114
Changes in operating assets and liabilities, net of effects of the acquistion of TKT Europe:
Increase in accounts receivable	(3,847)	(3,662)	(11,472)
Decrease (increase) in inventory	4,721	4,909	(14,503)
Decrease (increase) in prepaid expenses and other current assets	(4,649)	86	412
(Decrease) increase in accounts payable	982	(4,714)	2,201
(Decrease) increase in accrued expenses	8,051	(12,531)	425
(Decrease) in accrued restructuring expenses	(351)	8,041	—
Increase in deferred revenue	4,484	3,002	—
Change in minority interest	(55)	413	—

Net cash used for operating activities	(41,688)	(66,826)	(104,921)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	39,909	117,764	221,039
Purchases of marketable securities	(85,600)	(23,922)	(247,571)
Purchases of property and equipment	(13,226)	(14,774)	(41,789)
Purchase of TKT Europe	(61,242)	—	—
Proceeds from disposal of property and equipment	95	85	—
(Decrease) increase in other assets	(131)	22	283

Net cash provided by (used for) investing activities	(120,195)	79,175	(68,038)

FINANCING ACTIVITIES:
Issuances of common stock, net	2,149	276	2,320
Net proceeds of issuance of convertible notes	90,859	—	—
Repurchase of treasury stock	—	(2,282)	—

Net cash provided by (used for) financing activities	93,008	(2,006)	2,320
Effect of exchange rate changes on cash and cash equivalents	(2,494)	8,007	1,366

Net increase (decrease) in cash and cash equivalents	(71,369)	18,350	(169,273)
Cash and cash equivalents at beginning of period	172,954	154,604	323,877

Cash and cash equivalents at end of period	$101,585	$172,954	$154,604

Supplemental disclosures of cash flow activity:
Interest paid	$623	$—	$—

Income taxes paid	$191	$310	$304

Supplemental disclosure of non-cash financing activity:
Issuance of common stock as consideration for intellectual property license	$—	$—	$12,292

See accompanying Notes to Consolidated Financial Statements.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation
      TKT is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa), its enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 34 countries outside of the United States. The Company recorded $77,372,000, $57,225,000 and $34,682,000 of product sales for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s most advanced active clinical programs include I2S, its enzyme replacement therapy for the treatment of Hunter syndrome, and GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. The Company is currently conducting a Phase III clinical trial of I2S and a Phase I/ II clinical trial of GA-GCB. TKT is currently seeking to out-license a number of its other Gene-Activated products. In addition to its focus on rare genetic diseases, in the European Union, TKT also intends to commercialize Dynepo (epoeitin delta), its Gene-Activated erythropoietin product for anemia related to kidney disease that it developed with Aventis. The Company is seeking to enter into an arrangement with a third party to distribute, sell and market Dynepo outside the United States.
      With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At December 31, 2004, the Company’s accumulated deficit was $506,542,000. The Company expects, based on its current operating plan, that its existing capital resources, together with anticipated proceeds from collections on existing receivables and on future accounts receivables from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

2.	Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Foreign Currency Translation
      The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income. Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are included in accumulated other comprehensive income. The Company determined in the fourth quarter of 2004 that certain long term intercompany receivables from TKT Europe should be accounted for as short term in nature as settlement was planned and anticipated in the foreseeable future. As a result, the Company recorded a gain of $7,702,000 related specifically to remeasurement of intercompany balances denominated in a currency other than functional currency and transaction gains in the fourth quarter of 2004. Total foreign currency remeasurement and transaction gains included in the Company’s results of operations were $7,685,000 and $943,000 in 2004 and 2003, respectively. In 2002, foreign currency remeasurement and transaction gains and losses were not material to the consolidated financial statements. Currently, the Company does not hedge its foreign currency exposure.
      The majority of product sales since 2001 have been in Europe. The Company prices Replagal in the functional currency of the country into which it is sold. While overall price levels in local currencies have

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally remained consistent since 2001, foreign exchange fluctuations caused an increase in the United States dollar equivalent average selling prices compared to the local currencies selling prices. Substantially all of the Company’s manufacturing costs are in United States dollars. Therefore, any fluctuation in the value of the payment currencies relative to the United States dollar is likely to impact gross margins since the Company’s manufacturing costs would remain approximately the same while its revenue in terms of United States dollars would change. The Company’s gross margin will continue to be affected by currency fluctuations in the future. Foreign currency fluctuations increased sales and gross margins in 2004 by $6,543,000 as compared to 2003. In 2003, foreign currency fluctuations increased sales and gross margins by $9,443,000 as compared to 2002.
Comprehensive Loss
      Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Unrealized losses on marketable securities of $55,000 were included in accumulated other comprehensive income at December 31, 2004. There were no unrealized gains or losses on marketable securities in the ending accumulated other comprehensive income at December 31, 2003. Accumulated other comprehensive income also included $14,146,000, and $14,377,000 of cumulative foreign currency translation gain adjustments at December 31, 2004 and 2003, respectively.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification
      Certain prior year balances have been reclassified to conform to the current year presentation.
Revenue Recognition
      The Company recognizes revenue from product sales in accordance with SAB 104, Revenue Recognition, when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. The Company determines that collection is reasonably assured in Europe and in some other countries outside of the United States once reimbursement agreements and pricing arrangements are established and formalized, as these agreements establish the relevant payors’ intent to pay, or once there are legally binding purchase agreements between a hospital and the Company, or once approval has been granted by the payor for the reimbursement of cost for individual patients. The Company only records revenues in those countries for which one of the conditions set forth in the previous sentence has been met.
      During the first quarter of 2004, the Company recorded a $481,000 reversal of a price rebate accrual to product sales that it recorded in 2003 because the Company determined it was no longer probable that it would be required to pay this amount to customers.
      In June 2004, the Company entered into an agreement to distribute Replagal in Australia. Due to an unpredictable rebate process mandated by the Australian government reimbursement agency, the Company is deferring revenues related to shipments to Australia until finalization of the rebate amounts which the Company expects will occur in the second half of 2005. As of December 31, 2004, the Company has recorded $1,338,000 as deferred revenue for Replagal shipments to Australia.
      In the European pharmaceutical industry, it is common practice that customers, principally hospitals, have a general right of return on purchases of product. To date, the Company has not had any sales returns.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company generally ships small quantities of Replagal to customers on the basis of firm purchase orders. The customers generally order Replagal for specific patients, and the drug is typically utilized within one month of receipt. In part due to the price of the drug, customers maintain small inventories, typically less than a one month supply. Because of these circumstances, the Company expects that it will have no or minimal returns in the future and, accordingly, has not recorded a reserve for sales returns and allowances in accordance with SFAS No. 48, Revenue Recognition When Right-of-Return Exists.
      For multiple-element arrangements entered into after July 1, 2003, the Company applies EITF 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. The Company applied EITF 00-21 to the distribution agreement and legal settlement with Genzyme as discussed in Note 14.
      The Company records contract revenue for research and development as it is earned based on the performance requirements of the contract. Non-refundable contract fees for which there are neither further performance obligations nor continuing involvement by the Company are recognized on the earlier of when the fees are received or when collection is reasonably assured. The Company recognizes revenue from non-refundable up-front license fees and milestone payments where TKT has continuing involvement through development collaboration or an obligation to supply product as the obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate. The Company recognizes revenue associated with substantive performance milestones upon the achievement of the milestones, as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.
Research and Development Costs
      Research and development costs are expensed as they are incurred. These costs include expenditures relating to basic research, preclinical testing, clinical trials, including the manufacture of clinical supplies, regulatory filings and the development of large-scale manufacturing processes for the Company’s products.
Shipping and Handling Costs
      Shipping and handling costs incurred for product shipments were $1,189,000, $709,000, and $635,000 for 2004, 2003 and 2002, respectively. These amounts were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Financial Instruments
      Cash equivalents include funds held in investments with original maturities of three months or less at the time of purchase. Marketable securities and restricted marketable securities principally consist of United States government and agency obligations. The fair values of marketable securities are based on quoted market prices.
      At December 31, 2004, the Company had $38,013,000 in foreign accounts held by TKT Europe, primarily denominated in Swedish Kronor, British Pounds, and Euros. These amounts are subject to foreign currency fluctuation risk.
      The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In certain European countries such as Italy, Spain and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy, Spain and Belgium were 71% and 66% of total accounts receivable at December 31, 2004 and 2003, respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, customers in these countries have been paying within the customary payment terms. The Company has not recorded an allowance for doubtful accounts to date.
      The Company had three significant customers who accounted for 16%, 13% and 8% of the Company’s product sales in 2004. The same customers accounted for 18%, 12% and 12% of the Company’s product sales in 2003, and 8%, 22% and 6% of the Company’s product sales in 2002.
Inventories and Cost of Goods Sold
      Inventories are stated at the lower of cost or market price with cost determined under the first-in, first-out method. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Inventory and components of inventory produced by external contract manufacturers, which were previously expensed as a research and development cost prior to marketing approval of Replagal in August 2001, were sold in 2001 and in the first half of 2002. As of June 30, 2002, this inventory had been fully utilized. In July 2003, the European Commission approved the Alewife Facility for commercial manufacture of Replagal products. Inventory and components of inventory produced at the Alewife Facility were expensed as research and development costs prior to approval.
Property and Equipment
      Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of the respective asset, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.
Goodwill and Identified Intangible Assets
      Intangible assets with finite lives are amortized to expense over their estimated useful lives and are reviewed for impairment when facts and circumstances suggest that the carrying value of these assets may not be recoverable. See Note 3 to these Condensed Consolidated Financial Statements for a further discussion of the TKT Europe purchase transaction.
      The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluates the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise.
Stock-Based Compensation
      The Company accounts for qualified stock option grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issue thereof. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.
      The table below presents the combined net loss and basic and diluted net loss per common share if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the Twelve Months Ended
	December 31,

	2004	2003	2002

	(In thousands, except per share prices)
Net loss	$(65,874)	$(75,234)	$(129,762)
Add: Stock-based compensation included in net loss as reported	—	704	114
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(13,822)	(19,399)	(27,515)

Pro forma net loss	$(79,696)	$(93,929)	$(157,163)

Basic and diluted net loss per share — as reported	$(1.89)	$(2.18)	$(3.75)
Basic and diluted net loss per share — pro forma	$(2.29)	$(2.72)	$(4.54)
      The fair value of options granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company used the following assumptions:

	2004	2003	2002

Expected life (years)	2.5-6.5	1.5-7.5	1.5-7.5
Interest rate	1.4%-4.6%	1.0%-4.2%	1.5%-4.0%
Expected volatility	0.67-1.00	0.68	1.00
Weighted average fair value per share of options granted during the year	$9.55	$4.02	$26.65
      The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.
      The pro forma effects of 2004, 2003 and 2002 net loss and net loss per share of expensing the estimated fair value of stock options issued are not necessarily representative of the effects on reporting the results of operations for future years as the Company expects to continue to grant options in future years and options will vest over several years.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2004, 2003 and 2002, substantially all product sales were in Europe. The Company’s investment in long-lived assets in Europe is not material.
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
      Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 2004, 2003 and 2002 since common equivalent shares from the Company’s 1.25% Senior Convertible Notes, convertible preferred stock and stock options have been excluded as their effect is antidilutive.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions or employee stock options. SFAS No. 123(R) requires that the fair value of such equity instruments or employee stock options be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, TKT, Inc. will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	TKT Europe
      In April 2000, the Company established TKT Europe for the purpose of marketing, selling and distributing Replagal in Europe. At that time, the Company owned an 80% interest in TKT Europe and a team of European pharmaceutical executives with experience in marketing and selling pharmaceutical products in Europe owned the remaining 20% minority interest in TKT Europe. The Company and TKT Europe are parties to a distribution agreement relating to Replagal, and the Company and the European stockholders of TKT Europe were parties to a stockholders’ agreement relating to the operation of TKT Europe.
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
      Under the stockholders’ agreement for TKT Europe, the Company was entitled to purchase the European stockholders’ 20% minority interest in TKT Europe in October 2004, for a price determined in accordance with a formula. On October 22, 2004, pursuant to the stockholders’ agreement, the Company completed the purchase of the 20% minority interest in TKT Europe, the Company’s sales and marketing subsidiary in Europe, held by the founding European executives of TKT Europe. With this purchase, the Company now owns 100% of TKT Europe. The cash purchase price, based on a predefined formula, was $62,142,000.
      The Company recorded the acquisition of the European stockholders’ 20% minority interest in TKT Europe using the purchase method in accordance with SFAS No. 141, Business Combinations. The results of operations of the 20% minority interest are included in the earnings as of December 31, 2004. The Company allocated approximately $664,000 and $22,440,000 of the purchase price to the tangible and identified intangible assets and liabilities, respectively. The Company recorded $39,038,000 of the purchase price as goodwill. Goodwill is expected to be deductible for income tax purposes. Intangible assets with finite lives are amortized to expense over their estimated useful lives. The majority of the purchase price was allocated to identified intangible assets and goodwill, which increases future amortization expense of identified intangible assets and the potential for impairment charges. Accordingly, the allocation of the purchase price to intangible assets will have a significant impact on the Company’s future operating results. In addition, the allocation of the purchase price requires that the Company make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets. Should different conditions prevail, the Company may have to record impairment charges, which may have a significant impact on its consolidated financial statements.
      The Company has not disclosed unaudited pro forma financial information as of the acquisition of the minority interest accrued on January 1, 2004 and 2003 as the Company’s historical financial statements include the results of operations of TKT Europe as this was a consolidated subsidiary.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following condensed balance sheet describes the amounts of assets and liabilities acquired at the date of acquisition:

(In thousands)
Current assets	$30,755
Property, plant, and equipment	45
Other assets	2

Total assets acquired	30,802

Total liabilities assumed	30,138

Net tangible assets acquired	$664

      The following table details our acquired intangible assets as of December 31, 2004:

	Estimated	Gross
	Useful	Carrying	Accumulated	December 31,
	Life	Amount	Amortization	2004

	(In thousands)
Amortized intangible assets:
Customer relationships	11 years	$16,000	$242	$15,758
Clinical survey	7 years	5,540	132	5,408
Trade name	1.3 years	900	135	765

		$22,440	$509	$21,931

      The weighted average amortization period is approximately nine years. The amortization expense for the year ended December 31, 2004 was $509,000. The amortization expense for the next five years is as follows:

(In thousands)
2005	$2,949
2006	2,308
2007	2,246
2008	2,246
2009	2,246
Thereafter	9,936

$21,931

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

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT is focusing its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. The Company is seeking out-licensing products from programs outside its core focus, including certain of its Gene-Activated protein products. During 2003, TKT reduced its United States headcount by approximately 100 positions and further reduced its headcount through attrition. TKT also vacated four facilities as part of the restructuring. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003.
      As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges consisted of costs related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for the four facilities that the Company vacated, and a write-down of leasehold improvements for some of the facilities which were vacated.
      The Company recorded restructuring charges of $3,970,000 in 2004 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The remaining lease obligation costs are included in restructuring charges in the statements of operations and in accrued expenses on the balance sheet at December 31, 2004. Since February 2003, on a cumulative basis, the Company recorded $1,319,000 related to employee severance and outplacement services costs, $14,514,000 related to lease obligations and $598,000 for write-off of fixed assets.
      The following table displays the restructuring activity and liability balance included in accrued restructuring expenses:

	Balance at				Balance at
	December 31,				December 31,
	2003	Charges	Payments	Other	2004

	(In thousands)
Lease obligations	$8,041	$3,970	$(4,636)	$315	$7,690
Less: current portion of accrued restructuring charges					(1,912)

Long-term portion of accrued restructuring charges					$5,778

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Balance at
				December 31,
	Charges	Payments	Other	2003

	(In thousands)
Employee severance and outplacement	$1,319	$(1,319)	$—	$—
Lease obligations	10,544	(2,310)	(193)	8,041
Write-off of fixed assets	598	—	(598)	—

Total	$12,461	$(3,629)	$(791)	$8,041

Less: current portion of accrued restructuring charges				(1,253)

Long-term portion of accrued restructuring charges				$6,518

6.	Impairment Charge
      In January 2001, the Company purchased a manufacturing facility, which it intended to use to manufacture one or more of its potential products. In the fourth quarter of 2002, the Company concluded that an impairment indicator existed in regard to the facility, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and thus evaluated the asset for impairment. An undiscounted cash flow analysis confirmed the impairment, and the Company obtained an appraisal of the manufacturing facility to determine its fair market value, which indicated that the fair value of the facility was substantially lower than its carrying value. Accordingly, the Company recorded an impairment charge of $16,069,000 at December 31, 2002, based upon the difference between the fair market value of the facility and its carrying value at such date. The facility was classified as a held-for-sale asset in accordance with SFAS No. 144 beginning in the first quarter of 2003. The Company obtains an annual appraisal of the facility to assess impairment of the carrying value. No impairment indicators existed during 2004. The Company is actively seeking a buyer for this facility. Upon a sale of the facility, any difference between the sales price and the carrying value of the facility will be recognized as an impairment charge, or credit, in the period of the sale.

7.	Financial Instruments
      The following is a summary of available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2004	$53,684	$1	$(56)	$53,629

December 31, 2003	$7,993	$—	$—	$7,993

      Maturities of marketable securities held at December 31, are as follows:

	2004	2003

	(In thousands)
Less than one year	$41,177	$7,993
One through two years	12,452	—

	$53,629	$7,993

      These securities are classified in the accompanying balance sheets as marketable securities or restricted marketable securities.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Inventories
      Inventories at December 31 are summarized as follows:

	2004	2003

	(In thousands)
Raw materials	$2,030	$574
Work in process	5,678	7,931
Finished goods	4,617	8,236

	$12,325	$16,741

9.	Property and Equipment
      Property and equipment consisted of the following at December 31:

	2004	2003

	(In thousands)
Leasehold improvements	$60,668	$46,803
Laboratory and manufacturing equipment	22,783	19,497
Office furniture and equipment	15,888	15,593
Building	1,390	1,390
Construction in process	1,204	7,999

	101,933	91,282
Less accumulated depreciation and amortization	(40,941)	(29,374)

	$60,992	$61,908

      Depreciation and amortization expense on property and equipment was $13,616,000, $11,554,000, and $7,935,000 in 2004, 2003 and 2002, respectively.

10.	Accrued Expenses
      Accrued expenses as of December 31 consisted of the following:

	2004	2003

	(In thousands)
External development services	$4,769	$2,748
Salaries and benefits	4,699	3,285
Contract manufacturing services	4,084	265
Facilities costs	2,259	1,602
Professional fees	1,899	1,535
Construction costs	—	842
Other	3,355	1,648

	$21,065	$11,925

11.	Long-Term Debt
      During the second quarter of 2004, the Company sold $94,000,000 of 1.25% senior convertible notes (the “Notes”) which mature on May 15, 2011. The Company received net proceeds of $90,859,000 from the sale and recorded issuance costs of $3,141,000 as deferred issuance costs in other assets on its balance sheet at

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004. The Company records amortization of the deferred issuance costs over the term of the Notes and records the amortization as interest expense. Holders of the Notes may convert the Notes at any time prior to the maturity date into shares of the Company’s common stock at an initial conversion rate of 54.0972 shares of common stock per $1,000 of Notes, which is equivalent to a conversion price of approximately $18.49 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. The Company may redeem all or part of the Notes for cash at any time on or after May 20, 2007 and before May 20, 2009 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds 145% of the conversion price for 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date the Company mails notice of redemption. On or after May 20, 2009, the Company may redeem for cash all or part of the Notes for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Holders of the Notes may also require the Company to repurchase all or a portion of their Notes, subject to specified exceptions, upon the occurrence of a fundamental change of the Company, as defined, for a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes.

12.	Letters of Credit
      As of December 31, 2004, the Company had outstanding letters of credit primarily related to lease obligations, totaling $7,000,000. Marketable securities totaling $7,839,000 and $7,993,000 are restricted and serve as collateral for the letters of credit as of December 31, 2004 and 2003, respectively.

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

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Compensation Plans
      The Company has adopted several stock compensation plans that provide for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, long-term performance awards and stock grants to employees, directors and consultants of the Company at prices determined by the Board of Directors. The Company’s various stock compensation plans had 8,750,000 shares originally authorized for issuance although several of those plans have expired and 4,250,000 shares under such plans are no longer available for issuance. As of December 31, 2004, the Company had issued and outstanding options to purchase 5,613,000 shares, and options to purchase 1,514,000 shares remain available for issuance. Options generally vest ratably over periods ranging from two to six years and are exercisable for ten years from the date of grant.
      Stock option activity under the plans is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands, except option prices)
Outstanding at January 1	4,829	$22.78	4,871	$30.84	4,134	$27.98
Granted	1,649	15.48	1,899	7.19	1,338	36.94
Exercised	(259)	8.30	(129)	2.14	(176)	13.71
Cancelled	(606)	25.81	(1,812)	29.57	(425)	29.33

Outstanding at December 31	5,613	20.98	4,829	22.78	4,871	30.84

Options exercisable at December 31	2,398	23.00	1,740	25.58	1,701	27.40

      The exercise price and life information for significant option groups outstanding at December 31, 2004, are as follows:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

	(In thousands, except option prices)
$ 0.01	143	1.05	$0.01	143	$0.01
$ 3.80 - $ 4.47	351	8.12	3.80	88	3.80
$ 5.84 - $ 7.05	585	8.27	6.04	371	5.96
$ 9.00 - $13.48	1,235	8.92	10.72	276	10.05
$13.84 - $20.38	644	8.23	15.66	193	15.47
$21.00 - $31.50	940	7.55	26.36	321	28.87
$31.75 - $46.94	1,709	6.31	37.67	1,002	37.23
$50.88 - $69.50	2	5.01	56.58	2	57.18
$84.25	4	5.18	84.25	2	84.25

	5,613	7.50	20.98	2,398	23.00

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	License and Research Agreements
      In August 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, if the Company terminates the agreement upon notice to Lonza that is less than 12 months prior to Lonza’s estimated start date for any services relating to a binding order for the manufacture of Dynepo bulk drug substance, the Company will be required to pay for that binding order. The Company incurred $4,948,000 in 2004 for initial start-up and development work under the manufacturing agreement. The Company has also capitalized $2,415,000 as inventory related to commercial lots of Dynepo currently being produced. As of December 31, 2004, the Company had committed to pay Lonza approximately $13,595,000 related to initial start-up and manufacturing costs of Dynepo bulk drug substance through 2006. Expenses related to development of the Dynepo product will result in increases in future research and development expenses.
      In October 2003, TKT entered into two agreements with Genzyme. TKT and Genzyme entered into a distribution agreement whereby Genzyme agreed to develop and commercialize I2S, TKT’s enzyme replacement therapy for the treatment of Hunter syndrome, in Japan and other Asia/ Pacific territories. Under the terms of the distribution agreement, Genzyme paid TKT approximately $1,500,000 in cash upfront. TKT also has the potential to receive up to an additional $8,000,000 relating to certain regulatory and commercial milestones, primarily related to a regulatory submission and approval in Japan. TKT agreed to manufacture the bulk drug substance for clinical use and commercial sales in Genzyme’s territories in exchange for payments equal to approximately one-third of net sales in those territories. In addition, Genzyme has the option to obtain rights in Genzyme’s territories to another research program being developed by TKT.
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
      The Company evaluated the global legal settlement and the distribution agreement under EITF 00-21 and concluded that the deliverables were not separable into individual units of accounting, and thus recorded the up-front fee and the payment for legal fees totaling $3,055,000 as deferred revenue in October 2003. The Company records this deferred revenue as revenue ratably over a thirteen year period, representing the term of the agreement over which the Company is obligated to supply bulk drug substance of I2S. The agreement also provides that the Company will refund a portion of the up-front fee of $1,500,000 if the Company terminates the distribution agreement without cause. As such, the Company will not record revenue in excess of such potential refund until the contingency is resolved. As of December 31, 2004, $2,761,000 is included in deferred revenues related to these agreements.
      In 2002, the Company received $1,025,000 license and research revenue from Wyeth, the Company’s collaborative partner for its hemophilia A gene therapy program. In August 2003, TKT reacquired the rights from Wyeth for the hemophilia A in Europe. In addition to regaining the European rights, TKT received a $500,000 termination fee, which was recorded as license and research revenues during the third quarter of 2003.
      TKT entered into an agreement with Aventis in May 1994 focused on the development of Dynepo. In March 2004, the Company and Aventis amended the license agreement between the Company and Aventis

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relating to Dynepo, pursuant to which TKT regained exclusive rights to Dynepo for all indications in Europe and all other territories outside the United States.
      Under the amended agreement, Aventis retained its exclusive right to make, use and sell Dynepo in the United States and is obligated to pay the Company a low double-digit percentage royalty on Aventis’ net sales of Dynepo in the United States. Aventis also has agreed to pay the Company $8,000,000 upon the achievement of a specified U.S. commercial milestone. The Company has granted to Aventis a one-year right of first refusal to purchase or license any of its gene therapy programs that it determines to sell or license. This right of first refusal will expire on March 26, 2005. Due to the uncertainty involving both regulatory approval in the United States and ongoing litigation, there can be no assurance that the Company will receive the remaining milestone payments or earn royalties on product sales.
      The Company earned no revenues from Aventis for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, Aventis owned 2,187,000 shares of the Company’s common stock.
      The Company is a party to an exclusive distribution agreement with Sumitomo to commercialize Replagal in Japan, Korea, Taiwan and China. For the years ended December 31, 2004, 2003 and 2002, license and research revenues from Sumitomo totaled $405,000, $1,033,000, and $743,000, respectively. The Company also provides clinical materials to Sumitomo on an as requested basis. The Company has recorded deferred revenue related to $3,387,000 in cash received for Replagal materials which had not been delivered as of December 31, 2004.
      The Company licenses certain technology from various universities and research organizations. Under the terms of these agreements, the Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the licensed technology.

15.	Employee Retirement Plans
      The Company maintains a qualified defined contribution plan covering substantially all employees of the Company. The Company matches 50% of employee contributions, up to 7% of compensation. Employer contributions vest ratably over five years. The related expense was $638,000, $582,000, and $670,000 in 2004, 2003 and 2002, respectively.
      In 2000, the Company established a non-qualified deferred compensation plan, which permits certain management employees to annually elect to defer a portion of their compensation on a pre-tax basis. This plan generally provides payments upon retirement, death or termination of employment. The amount of compensation deferred, the Company match, and earnings on deferrals are included in accrued expenses and amounted to $1,032,000, $449,000, and $961,000 at December 31, 2004, 2003 and 2002, respectively. The Company funds these obligations through the establishment of trust accounts on behalf of the executives participating in the plan. The trust accounts are included in other assets in the accompanying balance sheets and amounted to $961,000, $819,000 and $715,000 at December 31, 2004, 2003 and 2002, respectively.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The provision for income taxes consists of:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current provision:
Foreign	$283	$134	$387
State	7	5	82

	$290	$139	$469

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$134,677	$119,364
Research and development tax credits	84,477	68,677
Intellectual property license	8,609	9,302
Impairment charge	6,016	6,180
Restructuring charges	3,077	3,216
Depreciation	6,055	4,181
Deferred revenue	2,994	1,201
Other	3,298	2,135

Total tax assets	249,203	214,256
Deferred tax liabilities:
Foreign currency exchange gain	(2,181)	—
Other	(108)	—

Total tax liabilities	(2,289)	—
Valuation allowance	(246,914)	(214,256)

Net deferred tax assets	$—	$—

      The valuation allowance increased by $32,658,000 during 2004 primarily due to the increase in net operating loss carryforwards and tax credits. At December 31, 2004, the Company had unused net operating loss carryforwards of $340,720,000 and research and development tax credits of $84,477,000, which expire through 2024. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of the net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.
      The difference between the Company’s expected tax benefit, as computed by applying the United States federal corporate tax rate of 34% to the loss before provision for income taxes, and the actual tax is attributable to tax losses and credits for which the Company has not recognized any tax benefit. Operating income of the Company’s foreign subsidiaries is not significant.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Any subsequent recognized tax benefits relating to a reduction in the valuation allowance for deferred tax assets as of December 31, 2004, would be allocated as follows:

Reported in the statement of operations	$240,909
Reported in additional paid-in-capital	6,005

$246,914

17.	Commitments and Contingencies

Product Development Commitments
      In August 2004, the Company entered into a manufacturing agreement with Lonza under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. Dynepo related inventory for raw materials and work in process was $2,415,000 at December 31, 2004. The Company incurred $4,948,000 in 2004 for initial start-up and development work under the manufacturing agreement. As of December 31, 2004, the Company had committed to pay Lonza approximately $13,595,000 related to initial start-up and manufacturing costs of Dynepo bulk drug substance through 2006. The Company expects that all of this work will be performed over the next 12 months. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, even if the Agreement is terminated, the Company will be responsible for the amounts due Lonza for work to be performed through 2006. Furthermore, if the Company terminates the agreement upon notice to Lonza that is less than 12 months prior to Lonza’s estimated start date for any services relating to a binding order for the manufacture of Dynepo bulk drug substance, the Company will be required to pay for that binding order.

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
      In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings, and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by the Company. In January 2005, the Company appealed the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company and Aventis are not successful in the Dynepo litigation at the appellate level, the Company and Aventis would be precluded from making, using and selling Dynepo in the United States. The Company is required to reimburse Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe to the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the litigation expenses. The Company has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004. As of December 31, 2004, the Company had incurred approximately $1,303,000 in expenses related to this litigation. The Company expects that there will be ongoing expenses associated with the appeal in the United States.

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
      The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. The Court has not yet ruled on this motion. The Company filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. Any opposition to this motion is due in March 2005. A hearing on class certification is scheduled to be held in April 2005.

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
      As of December 31, 2004, the Company had spent approximately $1,699,000 related to this lawsuit and the purported class action shareholder suit described above. The Company expects that future costs related to these suits will be significant.

SEC Investigation
      In May 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to the Company’s disclosures and public filings with regard to Replagal and the status of the approval process of the FDA for Replagal, as well as transactions in the Company’s securities.
      In July 2004, the Company and Dr. Selden, its former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully with the SEC in the investigation. As of December 31, 2004, the Company had spent approximately $1,723,000 related to this matter.

Gene Activation Litigation
      In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s ‘071 patent which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision of the interference to the Federal court. The Company was not a party to this interference.
      In August 2004, Serono served the Company with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that the Company infringes Serono’s ‘071 patent. In October 2004, the Company filed a motion to dismiss the amended complaint.
      As of December 31, 2004, the Company had incurred approximately $168,000 related to this matter. The Company expects that if this suit is not dismissed, the costs associated with it could be significant.

GA-GCB Litigation
      In January 2005, Genzyme filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/ II clinical trial evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the Company’s ongoing clinical trial in Israel and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. In January 2005, the judge rejected Genzyme’s request for ex parte relief. The Company filed its reply briefs with the District Court in February 2005, and in March 2005, the court refused to grant Genzyme’s motion for preliminary injunction. The Company expects that the costs related to this suit will be significant.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease and Product Development Commitments
      The Company leases its facilities under operating leases that expire through 2012, subject to renewal provisions. The Company’s future annual minimum lease payments net of noncancelable sublease payments under such commitments are as follows:

			Obligations
			Net of
	Lease	Sublease	Sublease
	Commitments	Income	Payments

	(In thousands)
2005	$11,819	$(537)	$11,282
2006	11,762	(400)	11,362
2007	12,347	(400)	11,947
2008	12,031	(400)	11,631
2009	9,011	—	9,011
Thereafter	18,345	—	18,345

Total	$75,315	$(1,737)	$73,578

      In August 2000, the Company entered into a ten-year lease for a new corporate headquarters and research and development facility in Cambridge, Massachusetts. The lease required a security deposit of $7,680,000, of which $680,000 was paid in cash and the balance provided for in the form of a letter of credit. An investment with a value of $7,839,000 collateralizes the letter of credit. The lease has two five year renewal options.
      Rent expense was $9,181,000, $10,555,000, and $11,263,000 in 2004, 2003, and 2002, respectively.
      At December 31, 2004, the Company had committed to pay $9,311,000 to various contract vendors for administering and executing clinical trials for the next two years.
      At December 31, 2004, the Company had committed to pay Lonza $13,595,000 related to additional start-up and manufacturing costs of Dynepo bulk drug substance.

TRANSKARYOTIC THERAPIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share amounts)
2004
Revenues	$17,434	$18,167	$19,558	$22,967	$78,126
Cost of goods sold	2,236	3,284	3,387	7,460	16,367
Research and development expenses	19,837	22,310	23,527	22,474	88,148
Restructuring charges	861	912	1,257	940	3,970
Net loss	$(14,151)	$(20,210)	$(18,810)	$(12,703)	$(65,874)
Basic and diluted net loss per share	$(0.41)	$(0.58)	$(0.54)	$(0.36)	$(1.89)
2003
Revenues	$12,183	$14,414	$16,718	$15,574	$58,889
Cost of goods sold	3,501	4,775	2,769	1,439	12,484
Research and development expenses	20,982	16,853	17,895	18,332	74,062
Intellectual property license	1,350	—	—	—	1,350
Restructuring charges	3,602	4,957	2,765	1,137	12,461
Net loss	$(25,945)	$(21,020)	$(13,553)	$(14,716)	$(75,234)
Basic and diluted net loss per share	$(0.75)	$(0.61)	$(0.39)	$(0.43)	$(2.18)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
      As described below under Internal Control Over Financial Reporting, the Company has identified and reported to the Company’s audit committee and Ernst & Young LLP, the Company’s independent registered public accounting firm, material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to its sales and marketing subsidiary, TKT Europe, as of December 31, 2004. These material weaknesses include both entity-level control weaknesses and weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. As a result of these material weaknesses, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective.
      Notwithstanding the above-mentioned material weaknesses, in light of the processes involved in the preparation of the Company of its consolidated financial statements for the year ended December 31, 2004, the Company believes that these financial statements fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2004. These processes included detailed transaction testing for various key accounts, sales order processes, cash receipts, and vendor invoice processing and related payments thereon. Moreover, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in the interim periods in the year ended December 31, 2004.

(b)	Internal Control Over Financial Reporting
      The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the SEC’s related rules and regulations impose on the Company requirements regarding corporate governance and financial reporting. One requirement, arising under Section 404 of Sarbanes-Oxley and beginning with this annual report on Form 10-K, is for management to report on the Company’s internal control over financial reporting and for Ernst & Young LLP to attest to management’s assessment and to the effectiveness of the Company’s internal control over financial reporting. On November 30, 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. The Company has elected to utilize this 45-day extension, and therefore, this annual report on Form 10-K does not include management’s report on the effectiveness of the Company’s internal control on financial reporting or Ernst & Young LLP’s attestation report. The Company intends to include its report and Ernst & Young LLP’s attestation report in an amendment to this annual report on Form 10-K in accordance with the SEC’s exemptive order.
      During 2004, the Company spent considerable time and resources analyzing, documenting and testing its system of internal control over financial reporting. However, the Company did not begin much of its evaluation of the system of internal control over financial reporting at TKT Europe until after it completed the purchase of the minority interest in TKT Europe on October 22, 2004. As a result, the Company has not yet completed its evaluation of its internal control over financial reporting.
      As of the date hereof, the Company has identified material weaknesses in the Company’s internal control over financial reporting as described below. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their work.
      The nature of the material weaknesses identified by the Company and the remedial measures being implemented by the Company are described below:
      Inadequate entity level controls. As of December 31, 2004, the Company did not have effective entity level controls, as defined in the COSO framework, at TKT Europe. These weaknesses included: (i) weaknesses in the control environment at TKT Europe, including a lack of uniform and consistent communication by all members of senior management regarding the importance of controls, a lack of effective segregation of duties, and a lack of adequate resources in accounting, finance and information systems; (ii) weaknesses in risk assessment controls at TKT Europe, including a lack of adequate mechanisms for anticipating and identifying financial reporting risks, and for reacting to changes in the operating environment that could have a potential effect on financial reporting; (iii) weaknesses over control activities at TKT Europe, including a lack of necessary policies and procedures, a lack of information systems access and security controls, and a lack of adequate controls to safeguard assets, including computer programs and data files; (iv) weaknesses over information and communication controls at TKT Europe, including a lack of effective information systems and business processes required to support operations and reporting requirements, and a lack of adequate controls over changes to financial applications; and (v) weaknesses over monitoring control activities at TKT Europe, including a lack of periodic evaluations of internal control and the effectiveness thereon. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate information systems procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over the information systems control environment at TKT Europe. These weaknesses were related to: (i) inadequate application and infrastructure change controls to ensure that changes to financial applications at TKT Europe are properly authorized and tested; (ii) inadequate security around user access rights to certain financial application systems at TKT Europe to ensure access to TKT Europe’s financial applications are appropriately restricted; (iii) inadequate security and data protection controls pertaining to TKT Europe’s information technology infrastructure and (iv) inadequate documentation surrounding standard operating procedures for certain key aspects of information technology environment at TKT Europe, including change management, data backup policies, acceptable use policies and general security. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate sales order processing and cash receipts procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over sales order processing and cash receipts at TKT Europe. These weaknesses included inadequate: (i) evidence of management’s review of TKT Europe sales and accounts receivable reconciliations; (ii) evidence of management review of sales order transaction processing and related invoicing data entry review from source documentation to the accounting system; (iii) evidence of management review of cash receipts processing; and (iv) evidence of management review of sales order supporting documentation with respect to price, quantity and evidence of an arrangement; and (v) segregation of duties in TKT Europe’s sales order processing and cash receipts processes. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate revenue recognition procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over revenue recognition with respect to telephonic orders at TKT

Europe. The Company did not have adequate procedures and controls to ensure that: (i) evidence of an arrangement existed between TKT Europe and customers placing telephonic orders and (ii) all significant terms of the Company’s arrangements with these customers was documented and understood to ensure revenue recognition was appropriate. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate purchasing and cash disbursement procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over purchasing and cash disbursements at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls, or proper segregation of duties in TKT Europe’s purchasing and cash disbursements processes. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate financial statement preparation and review procedures and controls. As of December 31, 2004, TKT Europe did not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed by management on a timely basis, including: (i) insufficient levels of supporting documentation; (ii) insufficient evidence of management review of accounting records prepared by local accounting offices for TKT Europe subsidiaries and within TKT Europe’s accounting department; (iii) insufficient evidence of management review of the consolidation of TKT Europe subsidiaries; (iv) insufficient underlying supporting documentation to evidence that balances are properly summarized and posted to the general ledger; and (v) insufficient analysis of reserves and accruals, including the accrual of interest income throughout the year. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate treasury procedures and controls. As of December 31, 2004, TKT Europe did not have adequate procedures and controls over the treasury functions at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls or proper segregation of duties in TKT Europe’s treasury functions. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Inadequate segregation of duties and safeguarding of assets procedures and controls. At December 31, 2004, TKT Europe did not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, information systems and treasury processes at TKT Europe. Information systems end users may also have had the ability to gain unlimited access to TKT Europe’s systems. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.
      Remediation efforts. The Company and TKT Europe have been, and intend to continue to, plan and implement changes to TKT Europe’s infrastructure and related processes that the Company believes are reasonably likely to strengthen and materially affect TKT Europe’s internal control over financial reporting. The Company anticipates that remediation will be ongoing throughout fiscal 2005. In February 2005, the Company hired a new General Manager and a new Director of Finance at TKT Europe who are primarily responsible for the remediation efforts.
      The Company expects to implement the following remediation efforts at TKT Europe during 2005:

•	To improve the Company’s entity level procedures and controls at TKT Europe, the Company is focused on increasing the clarity and uniformity of communications by senior management of the importance of internal controls, establishing further controls over authorizations and approvals of transactions and expenditures, and addressing any remaining needs for staffing and segregation of duties in accounting, finance and information systems. As part of such improvements, the Company is continuing to revise or create, as the case may be, policies and procedures for key business processes and functions and establishing proper systems access and controls. The Company intends to implement controls to and processes to manage business risk. As part of transition planning at TKT Europe, the Company intends to revise or create key policies and procedures at TKT Europe. The Company expects to develop a communication and training plan to ensure proper implementation of all key policies.

•	To improve the Company’s procedures and controls over information systems at TKT Europe, the Company is implementing redundant backup procedures as well as improving firewall access, improving manual controls to mitigate the design deficiency in TKT Europe’s information access controls for its financial applications, and improve change management procedures.

•	To improve the Company’s procedures and controls over sales order processing and cash receipts at TKT Europe, the Company is focused on implementing control procedures, including requiring evidence of management’s review of sales order transaction processing and related invoice data entry to ensure that sales are completely and accurately recorded. The Company will also implement procedures to ensure that posting of cash receipts and reconciliations of sales and accounts receivable are appropriately reviewed by management and that there is appropriate evidence of such review. The Company is continuing to revise or create, as the case may be, policies and procedures for sales transaction processing.

•	To improve the Company’s procedures and controls over revenue recognition at TKT Europe, the Company currently requires that all sales orders be accompanied by customer purchase orders to evidence the arrangement between TKT Europe and its customers.

•	To improve the Company’s procedures and controls over purchasing and cash disbursements at TKT Europe, the Company intends to implement controls to ensure that purchases and cash disbursements are completely and accurately recorded in the proper period, and that such purchases and cash disbursements are accompanied by appropriate evidence of management’s review. In addition, the Company is in the process of establishing approval limits on purchasing and cash disbursements.

•	To improve the Company’s procedures and controls over financial statement preparation and review at TKT Europe, the Company is focused on improving controls around the TKT Europe consolidation, subsidiary reporting packages and local subsidiary financial reporting packages, including requiring evidence of review by senior management of such consolidations and reporting packages. In addition, the Company is also focused on improving processes related to key account reconciliations, including requiring evidence of review by senior management The Company is focused on improving review procedures on and documentation of its accounts including the preparation of memoranda to support significant judgments and estimates related primarily to reserves and accurals each quarter.

•	To improve the Company’s procedures and controls over the treasury function at TKT Europe, the Company is in the process of revising its authorization limits on significant bank accounts and reviewing the overall treasury strategy.

•	To improve the Company’s procedures and controls over segregation of duties and safeguarding of assets at TKT Europe, the Company is currently evaluating the resource requirements of TKT Europe in order to build a well-controlled and effective organization and to ensure segregation of key functions within the accounting department. In addition, the Company is evaluating its overall access controls over key accounting systems.

      The Company is currently designing and implementing a new controls environment intended to address the material weaknesses at TKT Europe in TKT Europe’s internal control over financial reporting, as described above, and to remedy the ineffectiveness of TKT Europe’s disclosure controls and procedures. While this design and implementation phase is underway, the Company is relying on extensive manual procedures, including regular reviews by U.S. executive management, TKT Europe management and external consultants to assist the Company implement an effective controls environment. The Company expects to establish and implement a policy-based system of controls at TKT Europe. While the Company is undertaking the design and implementation of TKT Europe’s controls environment, material weaknesses may continue to exist that could result in material misstatements in the Company’s quarterly or annual financial statements not being prevented or detected by the Company’s controls in a timely manner.
      Currently, the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above. However, the Company is continuing to evaluate and test its internal control over financial reporting. There can be no assurance that, as a result of the Company’s ongoing evaluation of its internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation and testing will be completed by the end of the 45-day extension period.
      As a result of the identified material weaknesses, upon completion of the Company’s evaluation and testing of its internal control over financial reporting, the Company will determine that its internal control over financial reporting, as of December 31, 2004, was not effective and expects that Ernst & Young LLP will issue an adverse opinion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

(c)	Changes in Internal Control Over Financial Reporting.
      There were not any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described above, the Company has determined that identified significant deficiencies in the Company’s internal control over financial reporting constitute “material weaknesses” and, during 2005, the Company has made changes and plans to continue to make changes to its internal control over financial reporting as part of its steps to remediate such weaknesses.
design and implementation of TKT Europe’s controls environment, material weaknesses may continue to exist that could result in material misstatements in our financial statements not being prevented or detected.
      Currently, the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above. However, the Company is continuing to evaluate and test its internal control over financial reporting. There can be no assurance that, as a result of the Company’s ongoing evaluation of its internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation and testing will be completed by the end of the 45-day extension period.
      As a result of the identified material weaknesses, upon completion of the Company’s evaluation and testing of its internal control over financial reporting, the Company will determine that its internal control over financial reporting, as of December 31, 2004, was not effective and believes that Ernst & Young LLP will issue an adverse opinion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
     (c) Changes in Internal Control Over Financial Reporting.
      There were not any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described above, the Company has determined that identified significant deficiencies in the Company’s internal control over financial reporting constitute “material weaknesses” and the Company has made changes and plans to continue to make changes to its internal control over financial reporting during 2005 as part of its steps to remediate such weaknesses.

Item 9B.     Other Information
      On December 14, 2004, the Compensation Committee of the Company’s Board of Directors approved annual base salaries for the Company’s executive officers, effective immediately following approval, in the following amounts:

Executive Officer	Salary

Michael Astrue	$500,000
David Pendergast	$410,000
Renato Fuchs	$345,000
Gregory Perry	$322,000
Neil Kirby	$270,000

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is contained in part under the caption “Executive Officers of the Company” in Part I hereof, and in the Company’s Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on June 27, 2005 (the “Proxy Statement”) under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” and is incorporated herein by this reference.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Documents filed as a part of this Form 10-K:

1. Financial Statements. The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. ASTRUE Michael J. Astrue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ GREGORY D. PERRY Gregory D. Perry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2005

/s/ LYDIA VILLA-KOMAROFF Lydia Villa-Komaroff	Chairman of the Board of Directors	March 16, 2005

/s/ WALTER GILBERT Walter Gilbert	Director	March 16, 2005

/s/ DENNIS H. LANGER Dennis H. Langer	Director	March 16, 2005

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 16, 2005

/s/ RODMAN W. MOORHEAD, III Rodman W. Moorhead, III	Director	March 16, 2005

/s/ WAYNE P. YETTER Wayne P. Yetter	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)
3.2		Amended and Restated By-Laws of the Registrant, as amended.(1)

4.1		Rights Agreement dated December 13, 2000, between Registrant and Equiserve Trust Company, N.A.(4)

10.1		Lease Agreement, dated January 1, 1994, for office space at 195 Albany Street, Cambridge, Massachusetts, by and between the Trust under the Will of Harry F. Stimpson and the Registrant.(5)

10.2		Sublease Agreement, dated April 7, 1992, for office space located at 185 Albany Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant.(5)

10.3		1993 Non-Employee Directors’ Stock Option Plan.(5)(6)

10.4		1993 Long-Term Incentive Plan.(5)(6)

10.5		Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure.(5)

10.6		Form of Letter Agreement re: Restricted Stock.(5)

10.7		Form of Scientific Advisor Agreement.(5)

10.8		Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Wyeth (successor to Genetics Institute, Inc.) and the Registrant.(5)(8)

10.9		Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis S.A. and the Registrant.(5)(8)

10.10		Agreement, dated November 15, 1999, by and between Mr. Wayne P. Yetter and the Registrant.(6)(11)

10.11		Registration Rights Agreement, dated June 9, 2000, by and between certain holders of Series A Convertible Preferred Stock and the Registrant.(2)

10.12		Agreement, dated April 20, 2000, by and between Dr. Walter Gilbert and the Registrant.(2)(6)

10.13		Lease Agreement, dated August 4, 2000, for new corporate headquarters and research and development space in Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant.(12)

10.14		Purchase and Sale and Assignment Agreement, dated November 28, 2000, by and between Serono, Inc. and the Registrant.(3)

10.15		First Amendment to Purchase and Sale and Assignment Agreement, dated February 8, 2001, by and between Serono, Inc. and the Registrant.(3)

10.16		Lease Agreement, dated February 2001, by and between Trinet Property Partners, L.P and the Registrant.(3)

10.17		2001 Non-Officer Employee Stock Incentive Plan.(3)(6)

10.18		2000 Nonqualified Deferred Compensation Plan.(3)(6)

10.19		Stockholders’ Agreement, dated as of April 12, 2000, by and among certain other stockholders in TKT Europe 5S AB, a corporation organized under the laws of Sweden, and the Registrant.(13)

10.20		Employment Agreement, dated December 18, 2001 by and between Dr. David D. Pendergast and the Registrant.(14)(6)

10.21		Employment Agreement, dated March 18, 2002, by and between Dr. Renato Fuchs and the Registrant.(14)(6)

10.22		License Agreement, dated June 7, 2002, by and between Cell Genesys, Inc. and the Registrant.(8)(15)

10	.23#	Commercial Supply and Process Validation Agreement, entered into as of December 6, 1999, by and between Chesapeake Biological Laboratories, Inc. and the Registrant.(8)(16)

10	.24#	Master Production Agreement, made as of December 1, 1998, between BioScience Contract Production Corp. and the Registrant.(8)(16)

Exhibit No.		Description

10.25		2002 Stock Incentive Plan, including Amendment No. 1 thereto.(1)(6)

10.26		Indemnification Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.(1)

10.27		Employment Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.(1)(6)

10	.28#	License Agreement, dated February 28, 2003, by and between Women’s and Children’s Hospital and the Registrant.(1)

10.29		Indemnification Agreement between Richard F Selden, M.D. and the Registrant.(18)

10.30		Agreement dated May 1, 2003 between Gregory Perry and the Registrant.(19)(6)

10	.31#	Amended and Restated License Agreement, dated March 26, 2004, between Aventis Pharmaceuticals, Inc. and the Registrant.(20)

10	.32#	Services Agreement, dated July 23, 2004, between Lonza Biologics PLC and the Registrant.(21)

10	.33*	Agreement dated November 5, 2001, between Neil Kirby and the Registrant.(6)

10	.34*	TKT Management Bonus Plan, including form of bonus schedule.(6)

10	.35*	Form of Nonstatutory Stock Option Agreement Under Registrant’s 2002 Stock Incentive Plan, as amended.(6)

10	.36*	Form of Incentive Stock Option Agreement Under Registrant’s 2002 Stock Incentive Plan, as amended.(6)

10	.37*	Summary Description of Director Compensation.(6)

21	.1*	Subsidiaries of the Registrant.

23	.1*	Consent of Ernst & Young LLP.

31	.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21481) and incorporated herein by reference.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-21481) and incorporated herein by reference.

3.	Filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-21481) and incorporated herein by reference.

4.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2000 (File No. 0-21481) and incorporated herein by reference

5.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on August 27, 1996 (File No. 333-10845) and incorporated herein by reference.

6.	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

7.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21481) and incorporated herein by reference.

8.	Confidential treatment granted as to certain portions.

9.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 24, 1997 (File No. 333-31957) and incorporated herein by reference.

10.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-21481) and incorporated herein by reference.

11.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-21481) and incorporated herein by reference.

12.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-21481) and incorporated herein by reference.

13.	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2001 (File No. 0-21481) and incorporated herein by reference.

14.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21481) and incorporated herein by reference.

15.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21481) and incorporated herein by reference.

16.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-21481) and incorporated herein by reference.

17.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-21481) and incorporated herein by reference.

18.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-21481) and incorporated herein by reference.

19.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-21481) and incorporated herein by reference.

20.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-21481) and incorporated herein by reference.

21.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-21481) and incorporated herein by reference.

*	Filed herewith.

#	Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.