Form 10-K/A
period 2004-12-31
TRANSKARYOTIC THERAPIES INC
filed 2005-05-02
CIK 885259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
AMENDMENT NO. 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-21481

Transkaryotic Therapies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3027191
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Main Street	02139
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(617) 349-0200

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
Preferred Stock Purchase Rights
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.     Yes ☑          No ☐
      As of June 30, 2004, the approximate aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $470,459,507 based on the last reported sale price of the registrant’s voting Common Stock on The Nasdaq National Market as of the close of business on June 30, 2004. There were 34,956,679 shares of Common Stock outstanding as of April 22, 2005.

EXPLANATORY NOTE
PART II
Item 9A. Controls and Procedures
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
MANAGEMENT’S REMEDIATION INITIATIVES
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-4.2 Indenture dated as of 5-4-2004
EX-4.3 Supplemental Indenture dated as of 5-4-2004
EX-10.18 Executive Nonqualified Excess Plan
EX-10.21 Revised Employment Agreement dated 2-26-2002
EX-10.38 Amendment to 1993 Long-Term Incentive Plan
EX-10.39 Amendment to 2001 Non-Officer, Non-Director Employee Stock Incentive Plan
EX-10.40 Amendment to 2002 Stock Incentive Plan
EX-21.1 Subsidiaries of the Registrant
EX-23.2 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

EXPLANATORY NOTE
PART II
Item 9A.	Controls and Procedures	3
PART III
Item 10.	Directors and Executive Officers of the Registrant	11
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions	23
Item 14.	Principal Accountant Fees and Services	24
PART IV
Item 15.	Exhibits and Financial Statement Schedules	25
SIGNATURES		26
EXHIBIT INDEX		27

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/ A (“Amendment No. 1”) to the Annual Report on Form 10-K of Transkaryotic Therapies, Inc. (the “Company”) for the fiscal year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”) is being filed to amend the Original Filing as follows:

•	Item 9A is amended to include management’s annual report on internal control over financial reporting, including management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and to include the related attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm;

•	Items 10, 11, 12, 13 and 14 are amended to include the required disclosures; and

•	the Exhibit Index is amended to reflect the filing of additional exhibits and the certifications required by Rule 13a-14(a) and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
      The amendment to Item 9A is included pursuant to Securities and Exchange Commission Release No. 34-50754, which provides up to 45 additional days after the required filing date of the Original Filing to file the information omitted from Item 9A of the Original Filing.
PART II

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
      As described below in the Management’s Report on Internal Control Over Financial Reporting, the Company has identified and reported to the Company’s audit committee and Ernst & Young LLP, the Company’s independent registered public accounting firm, material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to its sales and marketing subsidiary, TKT Europe A.B. (formerly TKT Europe-5S A.B.) (“TKT Europe”), as of December 31, 2004. These material weaknesses include both entity-level control weaknesses and weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. As a result of these material weaknesses, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective.
      Notwithstanding the above-mentioned material weaknesses, in light of the processes involved in the preparation of the Company of its consolidated financial statements for the year ended December 31, 2004, the Company believes that these financial statements fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2004. These processes included detailed transaction testing for various key accounts, sales order processes, cash receipts, and vendor invoice processing and related payments thereon. Moreover, as part of these processes, manage-

ment concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in the interim periods in the year ended December 31, 2004.

(b)	Internal Control Over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses at our TKT Europe subsidiary in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

1. Inadequate entity level controls. As of December 31, 2004, the Company did not have effective entity level controls, as defined in the COSO framework, at TKT Europe. These weaknesses included: (i) weaknesses in the control environment at TKT Europe, including a lack of uniform and consistent communication by all members of senior management regarding the importance of controls, a lack of effective segregation of duties, and a lack of adequate resources in accounting, finance and information systems; (ii) weaknesses in risk assessment controls at TKT Europe, including a lack of adequate mechanisms for anticipating and identifying financial reporting risks, and for reacting to changes in the operating environment that could have a potential effect on financial reporting; (iii) weaknesses over control activities at TKT Europe, including a lack of necessary policies and procedures, a lack of information systems access and security controls, and a lack of adequate controls to safeguard assets, including computer programs and data files; (iv) weaknesses over information and communication controls at TKT Europe, including a lack of effective information systems and business processes required to support operations and reporting requirements, and a lack of adequate controls over changes to financial applications; and (v) weaknesses over monitoring control activities at TKT Europe, including a lack of periodic evaluations of internal control and the effectiveness thereon. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

2. Inadequate information systems procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over the information systems control environ-

ment at TKT Europe. These weaknesses were related to: (i) inadequate application and infrastructure change controls to ensure that changes to financial applications at TKT Europe are properly authorized and tested; (ii) inadequate security around user access rights to certain financial application systems at TKT Europe to ensure access to TKT Europe’s financial applications are appropriately restricted; (iii) inadequate security and data protection controls pertaining to TKT Europe’s information technology infrastructure and (iv) inadequate documentation surrounding standard operating procedures for certain key aspects of information technology environment at TKT Europe, including change management, data backup policies, acceptable use policies and general security. Therefore, the Company is not able to place reliance on its information systems application controls and the resulting data at TKT Europe. As a result, misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

3. Inadequate sales order processing and cash receipts procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over sales order processing and cash receipts at TKT Europe. These weaknesses included inadequate: (i) evidence of management’s review of TKT Europe sales and accounts receivable reconciliations; (ii) evidence of management review of sales order transaction processing and related invoicing data entry review from source documentation to the accounting system; (iii) evidence of management review of cash receipts processing; and (iv) evidence of management review of sales order supporting documentation with respect to price, quantity and evidence of an arrangement; and (v) segregation of duties in TKT Europe’s sales order processing and cash receipts processes. These weaknesses could prevent the Company from recording cash receipts on its accounts receivable accurately and timely. Further, misstatements in the revenue, cost of goods sold, inventory and deferred revenue accounts could also occur. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

4. Inadequate revenue recognition procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over revenue recognition with respect to telephonic orders at TKT Europe. The Company did not have adequate procedures and controls to ensure that: (i) evidence of an arrangement existed between TKT Europe and customers placing telephonic orders and (ii) all significant terms of the Company’s arrangements with these customers was documented and understood to ensure revenue recognition was appropriate. As a result, misstatements in the revenue, cost of goods sold, accounts receivable, inventory and deferred revenue accounts could occur. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

5. Inadequate purchasing and cash disbursement procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over purchasing and cash disbursements at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls, or proper segregation of duties in TKT Europe’s purchasing and cash disbursements processes. As a result, misstatements in the current assets, non-current assets, current liabilities and operating expense accounts could occur. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

6. Inadequate financial statement preparation and review procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls to ensure that accurate financial statements at TKT Europe can be prepared and reviewed by management on a timely basis, including: (i) insufficient levels of supporting documentation; (ii) insufficient evidence of management review of accounting records prepared by local accounting offices for TKT Europe subsidiaries and within TKT Europe’s accounting department; (iii) insufficient evidence of management review of the consolidation of TKT Europe subsidiaries; (iv) insufficient underlying supporting documentation to evidence that balances are properly summarized and posted to the general ledger; and (v) insufficient analysis of reserves and accruals, including the accrual of interest income throughout the year. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

7. Inadequate treasury procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over the treasury functions at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls or proper segregation of duties in TKT Europe’s treasury functions. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

8. Inadequate segregation of duties and safeguarding of assets procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, information systems and treasury processes at TKT Europe. Information systems end users may also have had the ability to gain unlimited access to TKT Europe’s systems. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. If the Company was not, or is not in future periods, successful in identifying these material weaknesses, the Company’s quarterly or annual financial statements could be materially misstated.

      Because of these material weaknesses, the Company’s management have concluded that the Company’s internal control over financial reporting as of December 31, 2004 was not effective, based on the criteria established by COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm (“Ernst & Young”). Ernst & Young’s report on internal control over financial reporting is set forth below.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Transkaryotic Therapies, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Transkaryotic Therapies, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the eight material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Transkaryotic Therapies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following eight material weaknesses have been identified and included in management’s assessment:

1. Inadequate entity level controls. As of December 31, 2004, the Company did not have effective entity level controls, as defined in the COSO framework, at TKT Europe. These weaknesses included: (i) weaknesses in the control environment at TKT Europe, including a lack of uniform and consistent communication by all members of senior management regarding the importance of controls, a lack of effective segregation of duties, and a lack of adequate resources in accounting, finance and information systems; (ii) weaknesses in risk assessment controls at TKT Europe, including a lack of adequate mechanisms for anticipating and identifying financial reporting risks, and for reacting to changes in the operating environment that could have a potential effect on financial reporting; (iii) weaknesses over control activities at TKT Europe, including a lack of necessary policies and procedures, a lack of information systems access and security controls, and a lack of adequate controls to safeguard assets, including computer programs and data files; (iv) weaknesses over information and communication controls at TKT Europe, including a lack of effective information systems and business processes required to support operations and reporting requirements, and a lack of adequate controls over changes to financial applications; and (v) weaknesses over monitoring control activities at TKT Europe, including a lack of periodic evaluations of internal control and the effectiveness thereon.

2. Inadequate information systems procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over the information systems control environment at TKT Europe. These weaknesses were related to: (i) inadequate application and infrastructure change controls to ensure that changes to financial applications at TKT Europe are properly authorized and tested; (ii) inadequate security around user access rights to certain financial application systems at TKT Europe to ensure access to TKT Europe’s financial applications are appropriately restricted; (iii) inadequate security and data protection controls pertaining to TKT Europe’s information technology infrastructure and (iv) inadequate documentation surrounding standard operating procedures for certain key aspects of information technology environment at TKT Europe, including change management, data backup policies, acceptable use policies and general security. Therefore, the Company is not able to place reliance on its information systems application controls and the resulting data at TKT Europe. As a result, misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

3. Inadequate sales order processing and cash receipts procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over sales order processing and cash receipts at TKT Europe. These weaknesses included inadequate: (i) evidence of management’s review of TKT Europe sales and accounts receivable reconciliations; (ii) evidence of management review of sales order transaction processing and related invoicing data entry review from source documentation to the accounting system; (iii) evidence of management review of cash receipts processing; and (iv) evidence of management review of sales order supporting documentation with respect to price, quantity and evidence of an arrangement; and (v) segregation of duties in TKT Europe’s sales order processing and cash receipts processes. These weaknesses could prevent the Company from recording cash receipts on its accounts receivable accurately and timely. Further, misstatements in the revenue, cost of goods sold, inventory and deferred revenue accounts could also occur.

4. Inadequate revenue recognition procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over revenue recognition with respect to telephonic orders at TKT Europe. The Company did not have adequate procedures and controls to ensure that: (i) evidence of an arrangement existed between TKT Europe and customers placing telephonic orders and (ii) all significant terms of the Company’s arrangements with these customers was documented and understood to ensure revenue recognition was appropriate. As a result, misstatements in the revenue, cost of goods sold, accounts receivable, inventory and deferred revenue accounts could occur.

5. Inadequate purchasing and cash disbursement procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over purchasing and cash disbursements at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls, or proper segregation of duties in TKT Europe’s purchasing and cash disbursements processes. As a result, misstatements in the current assets, non-current assets, current liabilities and operating expense accounts could occur.

6. Inadequate financial statement preparation and review procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls to ensure that accurate financial statements at TKT Europe can be prepared and reviewed by management on a timely basis, including: (i) insufficient levels of supporting documentation; (ii) insufficient evidence of management review of accounting records prepared by local accounting offices for TKT Europe subsidiaries and within TKT Europe’s accounting department; (iii) insufficient evidence of management review of the consolidation of TKT Europe subsidiaries; (iv) insufficient underlying supporting documentation to evidence that balances are properly summarized and posted to the general ledger; and (v) insufficient analysis of reserves and accruals, including the accrual of interest income throughout the year. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

7. Inadequate treasury procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls over the treasury functions at TKT Europe. TKT Europe did not have adequate authorization controls and procedures, adequate evidence of management review controls or proper segregation of duties in TKT Europe’s treasury functions. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

8. Inadequate segregation of duties and safeguarding of assets procedures and controls. As of December 31, 2004, the Company did not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, information systems and treasury processes at TKT Europe. Information systems end users may also have had the ability to gain unlimited access to TKT Europe’s systems. As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.
      In our opinion, management’s assessment that Transkaryotic Therapies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Transkaryotic Therapies, Inc has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
Boston, Massachusetts
April 29, 2005
MANAGEMENT’S REMEDIATION INITIATIVES
      As a result of management’s evaluation of internal control over financial reporting, certain material weaknesses were identified as set forth in Management’s Report on Internal Control Over Financial Reporting. The Company and TKT Europe have been, and intend to continue to, plan and implement changes to TKT Europe’s infrastructure and related processes that the Company believes are reasonably likely to strengthen and materially affect TKT Europe’s internal control over financial reporting. The Company anticipates that remediation will be ongoing throughout fiscal 2005. In February 2005, the Company hired a new General Manager and a new Director of Finance at TKT Europe who are primarily responsible for the remediation efforts. The Company expects to implement the following remediation efforts at TKT Europe during 2005:

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

controls and processes to manage business risk. As part of transition planning at TKT Europe, the Company intends to revise or create key policies and procedures at TKT Europe. The Company expects to develop a communication and training plan to ensure proper implementation of all key policies.

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

      The Company is currently designing and implementing a new control environment intended to address the material weaknesses at TKT Europe in TKT Europe’s internal control over financial reporting, as described above, and to remedy the ineffectiveness of TKT Europe’s disclosure controls and procedures. While this design and implementation phase is underway, the Company is relying on extensive manual procedures, including regular reviews by U.S. executive management, TKT Europe management and external consultants to assist the Company implement an effective control environment. The Company expects to establish and implement a policy-based system of controls at TKT Europe. While the Company is undertaking the design and implementation of TKT Europe’s control environment, material weaknesses may continue to exist that could result in material misstatements in the Company’s quarterly or annual financial statements not being prevented or detected by the Company’s controls in a timely manner.

(c)	Changes in Internal Control Over Financial Reporting
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
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Set forth below is information with respect to each of the members of the Board of Directors and each of the executive officers of the Company as of April 22, 2005. There are no family relationships between or among any of the members of the Board of Directors or executive officers of the Company.
      David D. Pendergast, Ph.D., age 57, has served as a Director since April 2005. Since April 2005, Dr. Pendergast has also served as President and Chief Executive Officer of the Company. Dr. Pendergast served as Executive Vice President and Chief Operating Officer of the Company from October 2003 to April 2005. Prior to October 2003 and since joining the Company in December 2001, Dr. Pendergast served in a number of senior quality and operations roles at the Company, including Executive Vice President, Operations. Prior to joining the Company, Dr. Pendergast was employed by Biogen from April 1996 through August 2001, most recently serving as Vice President, Product Development and Quality Assurance. Dr. Pendergast received a B.S. in Chemistry from Western Michigan University and a Ph.D. in Pharmaceutics from the University of Wisconsin.
      Walter Gilbert, Ph.D., age 73, has served as a Director since April 2000. Since 1987, he has been the Carl M. Loeb University Professor in the Department of Molecular and Cellular Biology at Harvard University. Dr. Gilbert is also Managing Director of BioVentures Investors, a healthcare investment firm. Dr. Gilbert won the Nobel Prize in Chemistry in 1980. Previously, he was a founder and Chief Executive Officer of Biogen, predecessor of Biogen Idec (“Biogen”). Dr. Gilbert is also Vice Chairman of the Board of Directors of Myriad Genetics, Inc., a biotechnology company, and a member of the Board of Directors of Memory Pharmaceuticals, Inc., a pharmaceutical company.
      Dennis H. Langer, M.D., J.D., age 53, has served as a Director since November 2003. Since January 2004, Dr. Langer has served as President, North America, of Dr. Reddy’s Laboratories Limited, a pharmaceutical company. From September 1994 to January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline plc, a pharmaceutical company, and its predecessor, SmithKline Beecham, including most recently as Senior Vice President, Project and Portfolio Management of Research and Development from December 2000 to January 2004. Dr. Langer is also a member of the Board of Directors of Myriad Genetics, Inc., a biotechnology company.
      Jonathan S. Leff, age 36, has served as a Director since June 2000. Since 1996, Mr. Leff has been with Warburg Pincus LLC (formerly E.M. Warburg, Pincus & Co., LLC) (“WP LLC”), a private equity investment firm, where he currently serves as Managing Director. Prior to becoming Managing Director, Mr. Leff worked at WP LLC as a Vice President from January 1999 to December 1999 and as an Associate from July 1996 to December 1998. Mr. Leff is a Director of Intermune, Inc., Neurogen Corporation, ZymoGenetics, Inc., and Allos Therapeutics, all of which are biotechnology companies.

      Rodman W. Moorhead, III, age 61, has served as a Director since May 1992. Mr. Moorhead served as Chairman of the Board of Directors from May 1992 until April 2004. Since 1973, he has been with WP LLC, a private equity investment firm, where he currently serves as a Managing Director and Senior Advisor. He is also a Director of Coventry Health Care, Inc., a health maintenance organization, and a Director of Scientific Learning Corporation, a company specializing in computerized special education training.
      Lydia Villa-Komaroff, Ph.D., age 57, has served as a Director since November 2003 and as the Chairwoman of the Board of Directors since January 2005. Since January 2003 Dr. Villa-Komaroff has served as Vice President for Research and Chief Operating Officer at Whitehead Institute for Biomedical Research. Prior to joining Whitehead Institute in 2003, she was Vice President for Research at Northwestern University from January 1998 to December 2002. Dr. Villa-Komaroff has also served as an Associate Professor of Neurology at Harvard Medical School and Children’s Hospital, and Associate Director of the Division of Neuroscience at Children’s Hospital in Boston.
      Wayne P. Yetter, age 59, has served as a Director since November 1999. Mr. Yetter served as Chairman of the Board of Directors from April 2004 until January 2005. Since November 2004, Mr. Yetter has served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc., a pharmaceutical company. Prior to joining Odyssey Pharmaceuticals, in August 2003, Mr. Yetter founded BioPharm Advisory, LLC, a pharmaceutical and biotechnology consulting company, which Mr. Yetter manages. Prior to that, Mr. Yetter served as Chairman of the Board of Directors and Chief Executive Officer of Synavant Inc., formerly a subsidiary of IMS Health, Inc., a pharmaceutical relationship management solutions company from September 2000 through June 2003. From 1999 to 2000, Mr. Yetter served as Chief Operating Officer at IMS Health, Inc., which provides information services for the healthcare industry. From 1997 to 1999, he served as President and Chief Executive Officer of Novartis Pharmaceutical Corporation, a pharmaceutical company. From 1991 to 1997, Mr. Yetter served as President and Chief Executive Officer of Astra Merck, Inc., a pharmaceutical company. Mr. Yetter also serves as a director of Maxim Pharmaceuticals, Inc., Matria Healthcare and Noven Pharmaceuticals, Inc.
      Renato Fuchs, Ph.D., age 62, joined the Company as Senior Vice President, Manufacturing and Operations, in March 2002. Prior to joining TKT, Dr. Fuchs was employed by Chiron Corporation, a pharmaceutical company, from 1993 through February 2002, most recently serving as Senior Vice President, BioPharmaceuticals. Dr. Fuchs received a B.S. in Chemical Engineering from University of Valle and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology.
      Neil Kirby, Ph.D., age 44, has served as Senior Vice President, Strategic Product Development since November 2004. From January 2002, when he joined the Company, to November 2004, Dr. Kirby served as Vice President, Regulatory Affairs. Prior to joining TKT, Dr. Kirby served as Program Executive for Vertex Pharmaceuticals’ commercial and clinical HIV products from November 1999 to December 2001. Prior to joining Vertex, Dr. Kirby served as Project Director, Hemophilia Products at Genetics Institute, a biotechnology company. Dr. Kirby also has held a variety of regulatory appointments at Biogen. Dr. Kirby received a B.Pharm and a Ph.D. from the University of London.
      Gregory D. Perry, age 44, has served as Senior Vice President and Chief Financial Officer since November 2004. From May 2003, when he joined the Company, to November 2004, Mr. Perry served as Vice President, Finance, and Chief Financial Officer. From September 1998 to November 2002, Mr. Perry was employed by PerkinElmer, Inc. where he most recently served as Senior Vice President, Finance and Business Development, Life Sciences. Prior to joining PerkinElmer, Mr. Perry was Chief Financial Officer of the Automotive Aftermarket Products Group at Honeywell International Incorporated from March 1997 to September 1998. Mr. Perry also held numerous positions of increasing responsibility in finance and business development at General Electric Company, including Chief Financial Officer of GE Medical Systems, Europe, headquartered in Paris, France. Mr. Perry received a B.A. from Amherst College.
Audit Committee
      The members of the Audit Committee are currently Mr. Yetter, who serves as Chairman, and Drs. Langer and Villa-Komaroff, each of whom are non-employee directors. The Board of Directors has determined that none of the members of the Audit Committee is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. However, the Board also concluded that the ability of the Audit Committee to perform its duties would not be impaired by the absence of an “audit committee financial expert” in light of the backgrounds and areas of expertise of the members of the Audit Committee. In particular, Mr. Yetter’s past experience and background as Chairman and Chief Executive Officer of Synavant Inc. and President and Chief Executive Officer of Astra Merck, Inc. and his current role as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. provide him with the level of financial sophistication required by the rules and regulations promulgated by the NASDAQ National Market. The Board of Directors’ search for an additional member who would qualify as an “audit committee financial expert” has been suspended pending the consummation of the Company’s merger transaction with Shire Pharmaceuticals Group plc (“Shire”). More information on this transaction is set forth in Item 13 hereof.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely on its review of copies of reports filed by individuals required to make filings (“Reporting Persons”) pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons that no Form 5 filing was required for such persons, the Company believes that during 2004 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

Code of Business Conduct and Ethics
      TKT has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of TKT, including its principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Business Conduct and Ethics and information regarding any amendments to, or waivers from, the Code of Business Ethics, are posted on the Investor Relations — Governance section of the Company’s website, www.tktx.com.

Item 11.	Executive Compensation
Summary Compensation Table
      The table below sets forth certain compensation information for the former chief executive officer of the Company and the four other most highly compensated executive officers of the Company who were serving at the end of the year ended December 31, 2004 (collectively referred to herein as the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation
			Annual Compensation		Awards

				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	Options (#)	($)(3)

David D. Pendergast, Ph.D.(4)	2004	372,917	150,000	—	135,000	12,098
President and Chief	2003	329,583	—	—	58,000	8,322
Executive Officer	2002	278,333	—	—	—	6,742
Michael J. Astrue(5)	2004	422,917	275,000	—	225,000	27,942
Former President and Chief	2003	295,047	—	—	350,000	9,798
Executive Officer	2002	308,000	—	—	—	6,310
Renato Fuchs, Ph.D.	2004	328,333	132,000	—	50,000	34,999
Senior Vice President,	2003	301,250	—	—	35,000	26,276
Manufacturing	2002	220,769	—	155,462	100,000	15,821
Gregory D. Perry(6)	2004	299,167	75,000	—	56,459	17,852
Senior Vice President and	2003	173,628	—	—	90,000	4,755
Chief Financial Officer
Neil Kirby, Ph.D.	2004	247,823	62,500	—	70,000	18,598
Senior Vice President,	2003	221,884	—	—	22,500	16,019
Strategic Product Development	2002	199,359	—	—	60,000	14,170

(1)	Bonuses indicated as earned in any year were generally paid in the first quarter of the following year. Bonuses for 2004 were paid in the second quarter of 2005.

(2)	In accordance with the rules promulgated by the SEC, Other Annual Compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total amount of annual salary and bonus for the executive officer for the year indicated.

(3)	All Other Compensation in 2004, 2003 and 2002 includes some or all of the following: (a) the Company’s contributions under the Transkaryotic Therapies, Inc. Deferred Compensation Plan, adopted October 1, 2000 or the Company’s Executive Nonqualified Excess Plan, adopted February 1, 2004 (collectively referred to below as the “Deferred Compensation Plans”); (b) the Company’s contributions under the Company’s 401(k) Plan; and (c) the taxable portion of group term life insurance premiums paid by the Company.

      The following table presents contributions made by the Company to the Named Executive Officers under each of these plans and programs:

							Taxable Portion of
							Group Term Life
	Deferred Compensation Plans ($)			401(k) Plan ($)			Insurance Premiums ($)

	2004	2003	2002	2004	2003	2002	2004	2003	2002

David D. Pendergast, Ph.D.	—	—	—	6,500	6,000	5,500	5,598	2,322	1,243
Michael J. Astrue	20,000	3,208	—	6,500	6,000	5,500	1,442	589	810
Renato Fuchs, Ph.D.	20,000	20,000	13,000	6,500	2,713	—	8,499	3,564	2,821
Gregory D. Perry	10,000	—	—	6,500	3,625	—	1,352	324	—
Neil Kirby, Ph.D.	10,000	10,000	10,000	6,196	5,547	3,750	2,402	472	420

(4)	Dr. Pendergast commenced employment with the Company in December 2001. Dr. Pendergast served as Executive Vice President and Chief Operating Officer of the Company from October 2003 to April 2005. Prior to October 2003 and after joining the Company in December 2001, Dr. Pendergast served in a number of senior quality and operations roles at the Company, including Executive Vice President, Operations. Dr. Pendergast has served as President and Chief Executive Officer of the Company since April 2005.

(5)	Mr. Astrue commenced employment with the Company in May 2000. In January 2003, Mr. Astrue resigned as the Company’s Senior Vice President, Administration and General Counsel. In February 2003, Mr. Astrue rejoined the Company as President and Chief Executive Officer. Mr. Astrue served as President and Chief Executive Officer from February 2003 until April 2005, when he resigned.

(6)	Mr. Perry commenced employment with the Company in May 2003.
Option Grant Table
      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2004 by the Company to the Named Executive Officers:
Option Grants in Last Fiscal Year

		Percent of	Individual Grants		Potential Realizable
	Number of	Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for
	Options	Employees	Exercise		Option Term(3)
	Granted	in Fiscal	Price	Expiration
Name	(#)(1)	Year(2)	($/Share)	Date	5% ($)	10% ($)

David D. Pendergast, Ph.D.	45,000	3%	11.97	2/25/14	338,754	858,469
	40,000	2%	10.62	3/24/14	267,154	677,022
Michael J. Astrue	100,000	6%	10.62	3/24/14	667,886	1,692,554
Renato Fuchs, Ph.D.	25,000	2%	10.62	3/24/14	166,972	423,139
Gregory D. Perry	8,959	1%	10.62	3/24/14	59,836	151,636
	32,500	2%	21.74	11/11/14	444,345	1,126,059
Neil Kirby, Ph.D.	15,000	1%	10.62	3/24/14	100,183	253,883
	40,000	2%	21.74	11/11/14	546,887	1,385,918

(1)	The option granted to Dr. Pendergast for 45,000 shares becomes exercisable in four equal annual installments beginning on the first anniversary of the grant date. The option granted to Dr. Pendergast for 40,000 shares becomes exercisable in three equal annual installments beginning on the first anniversary of the grant date. Options granted to Mr. Astrue are currently exercisable for all of the shares covered by such options. Options granted to Drs. Fuchs and Kirby and Mr. Perry become exercisable in three equal annual installments beginning on the first anniversary of the grant date.

(2)	Calculated based on options to purchase an aggregate of 1,609,617 shares of common stock granted to employees during the fiscal year ended December 31, 2004 under the Company’s stock option plans.

(3)	Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the 10-year term of the option. These values are calculated based on rules promulgated by the SEC and do not reflect the Company’s estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will be dependent upon the future performance of the price of the Company’s common stock, which will benefit all stockholders proportionately.
Option Exercises and Year-End Values
      The following table sets forth certain information regarding the aggregate shares of Common Stock acquired upon stock option exercises by the Named Executive Officers and the value realized upon such exercises during the year ended December 31, 2004, as well as certain information regarding the value of exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2004.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
	Shares		Fiscal Year-End (#)		Fiscal Year-End ($)(2)
	Acquired on	Value Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

David D. Pendergast, Ph.D.	—	—	97,666	145,334	753,405	1,445,835
Michael J. Astrue	—	—	87,500	362,500	1,889,125	7,144,375
Renato Fuchs, Ph.D.	—	—	66,250	93,750	469,088	525,613
Gregory D. Perry	—	—	32,400	99,059	594,216	1,307,333
Neil Kirby, Ph.D.	—	—	36,875	100,625	316,676	473,109

(1)	Value realized is calculated based on the difference between the option exercise price and the closing market price of the Company’s Common Stock on the Nasdaq National Market on the date of exercise, multiplied by the number of shares exercised.

(2)	Value of Unexercised In-the-Money Options at Fiscal Year-End is calculated based on the difference between $25.39, the last reported sales price of the Company’s Common Stock on the Nasdaq National Market on December 31, 2004, and the exercise price of the option, multiplied by the number of shares underlying the option.
Employment Agreements
      On April 21, 2005, in connection with the resignation by Mr. Astrue as President and Chief Executive Officer and as a member of the Board of Directors of the Company, Mr. Astrue and the Company executed a letter agreement (the “Letter Agreement”) under which the Company agreed to provide to Mr. Astrue all of the benefits to which he would have been entitled under his employment agreement with the Company dated April 30, 2003 if he had terminated his employment for good reason in accordance with the terms of his employment agreement. As a result, Mr. Astrue is entitled to severance pay for a period of 18 months from his resignation at a rate based on his annual base salary of $500,000. In addition, under the Letter Agreement, the Company agreed that the vesting of all options to purchase shares of the Company’s common stock held by Mr. Astrue would be accelerated in full as of April 21, 2005 so that such options would become immediately exercisable for all of the shares covered by such options.

      The Company is a party to an employment agreement with Dr. Pendergast dated December 13, 2001. Under the terms of his employment agreement, prior to April 21, 2005, the Company was paying Dr. Pendergast an annual base salary of $410,000. In addition, under his employment agreement, Dr. Pendergast is eligible to receive an annual bonus based upon the achievement of individual and company goals. The employment agreement may be terminated with or without cause by Dr. Pendergast or by the Company. If the Company terminates Dr. Pendergast’s employment without cause (as defined therein), or if Dr. Pendergast terminates his employment for good reason (as defined therein), the Company is required to pay to Dr. Pendergast severance payments at his base salary rate for 12 months. These severance payments will be reduced by an amount equal to the amount of any other compensation earned by Dr. Pendergast during such 12-month period. The employment agreement also provides for payments to be made to Dr. Pendergast in the event Dr. Pendergast ceases to be an employee as a result of a disability. Under the employment agreement, Dr. Pendergast is bound by certain non-compete obligations for two years after termination of employment or one year after termination if the Company terminates his employment other than for cause. In connection with the appointment of Dr. Pendergast as President and Chief Executive Officer, the Board of Directors of the Company agreed to increase the annual base salary for Dr. Pendergast to $500,000 effective as of April 21, 2005, granted him a bonus of $250,000 effective upon the closing of the merger transaction with Shire and agreed to extend the Company’s severance obligations under his employment agreement from 12 months to 18 months.
      The Company also is a party to employment agreements with Mr. Perry, and Drs. Fuchs and Kirby. Each employment agreement contains provisions for establishing the annual base salary and bonus for each such executive officer. Pursuant to the terms of their respective employment agreements, the 2005 annual base salary for each of Mr. Perry, and Drs. Fuchs and Kirby has been established at $320,167, $343,750, and $268,333, respectively. In addition, under their respective employment agreements, each of Mr. Perry and Drs. Fuchs and Kirby is eligible to receive an annual bonus based upon the achievement of individual and Company goals. The employment agreements may be terminated with or without cause by the executive or by the Company.
      Under the terms of each of Mr. Perry’s and Dr. Fuchs’ employment agreements, if the Company terminates the executive’s employment without cause (as defined therein), or, in some cases, if the executive terminates his employment for certain reasons, the Company is required to pay to such executive severance payments at the executive’s base salary rate for 12 months. These severance payments will be reduced by an amount equal to the amount of any other compensation earned by such individual during such 12-month period. Under the terms of Dr. Fuchs’ employment agreement, in the event of a change of control of the Company, if the Company terminates Dr. Fuchs’ employment, Dr. Fuchs is eligible for severance payments at his base salary rate for up to 12 months. Each of Mr. Perry’s and Dr. Fuchs’ employment agreements also provides for payments to be made to the executive in the event the executive ceases to be an employee as a result of a disability. Under each of the foregoing employment agreements, the executives are bound by certain non-compete obligations for two years after termination of employment or one year after termination if the Company terminates such executive’s employment other than for cause.
      Under the terms of Dr. Kirby’s employment agreement, if the Company terminates his employment without cause after the completion of one year of service, the Company is required to pay Dr. Kirby severance payments at his base salary rate for 12 months. These severance payments will be reduced by an amount equal to the amount of any other compensation earned by such individual during such 12-month period. Under this employment agreements, Dr. Kirby is bound by certain non-compete obligations for two years after termination of employment.
Directors’ Compensation
      The Company compensates directors who are not employees of the Company for service as directors, other than Messrs. Leff and Moorhead who are employees of WP LLC. The Company pays these directors $12,000 annually. In addition, the Company pays each director $2,000 for each meeting of the Board they attend in person and $1,000 for each meeting of the Board such director attends telephonically. The Company pays each non-employee director $1,000 for each meeting of committees of the Board they attend in person and $500 for each meeting of committees of the Board such director attends telephonically.
      The 2002 Stock Incentive Plan does not provide for automatic grants to directors. However, the Board of Directors has provided, through resolution, for an annual stock option grant to non-employee directors, other than Messrs. Leff and Moorhead, of options to purchase 10,000 shares of Common Stock of the Company under the 2002 Stock Incentive Plan. Such stock options generally vest over a period of three years and have an exercise price equal to the closing price of the Company’s Common Stock on the Nasdaq National Market on the date of grant. Currently, Drs. Gilbert, Langer and Villa-Komaroff, and Mr. Yetter, are eligible to receive option grants under the 2002 Stock Incentive Plan.
      The following table sets forth the compensation paid to the Company’s non-employee directors in 2004.

	Cash	Shares Underlying
Name	Compensation	Stock Options(1)

Walter Gilbert, Ph.D.	$25,000	10,000
Dennis H. Langer, M.D., J.D.	$28,500	10,000
Lydia Villa-Komaroff, Ph.D.	$28,000	10,000
Wayne P. Yetter	$29,500	10,000

(1)	The exercise price of $14.61 per share was equal to the closing price of the Company’s Common Stock on the Nasdaq National Market on the date of grant.
Compensation Committee Interlocks And Insider Participation
      During 2004, the Compensation Committee was comprised of Mr. Moorhead and Drs. Gilbert, Langer and Villa-Komaroff, each of whom is a non-employee director. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information, as of April 22, 2005 (except as otherwise stated in the footnotes to this table), regarding the ownership of the Company’s Common Stock by (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers and (iv) all current directors and executive officers of the Company as a group.

	Shares of		Percentage of
	Common Stock		Common Stock
Name and Address of Beneficial Owner	Beneficially Owned(1)		Outstanding(2)

Five Percent Holders
Warburg, Pincus Equity Partners, L.P.	5,038,396	(3)	14.4%
466 Lexington Avenue, 10th Floor New York, NY 10017-3147
A. Alex Porter	3,205,869	(4)	9.2%
c/o Porter Fellman Inc. 100 Park Avenue Suite 2120 New York, NY 10017
Deutsche Bank AG	2,486,382	(5)	7.1%
Taunusanlage 12, D-60325 Frankfurt am Main Federal Republic of Germany

	Shares of		Percentage of
	Common Stock		Common Stock
Name and Address of Beneficial Owner	Beneficially Owned(1)		Outstanding(2)

Ziff Asset Management, L.P.	2,305,000	(6)	6.6%
153 East 53rd Street, 43rd Floor New York, NY 10022
FMR Corp.	2,262,228	(7)	6.5%
82 Devonshire Street Boston, MA 02109
Citigroup Inc.	2,245,681	(8)	6.4%
399 Park Avenue New York, NY 10043
Aventis Holdings Inc.	2,187,408	(9)	6.3%
3711 Kennett Pike, Suite 200 Greenville, DE 19801
OrbiMed Advisors LLC	2,126,100	(10)	6.1%
767 3rd Avenue, 30th Floor New York, NY 10017
Barclays Global Investors, NA	2,037,176	(11)	5.8%
45 Fremont Street, 17th Floor San Francisco, CA 94105
T. Rowe Price Associates, Inc.	2,038,770	(12)	5.8%
100 E. Pratt Street Baltimore, MD 21202
Citigroup Global Markets Holdings Inc.	2,029,991	(8)	5.8%
388 Greenwich Street New York, NY 10013
Directors and Named Executive Officers
Michael J. Astrue	575,000	(13)	1.6%
Walter Gilbert, Ph.D.	40,834	(14)	*
Dennis H. Langer, M.D., J.D.	3,334	(15)	*
Jonathan S. Leff	5,038,944	(16)	14.4%
c/o Warburg Pincus LLC 466 Lexington Avenue, 10th Floor New York, NY 10017-3147
Rodman W. Moorhead, III	5,092,862	(17)	14.6%
c/o Warburg Pincus LLC 466 Lexington Avenue, 10th Floor New York, NY 10017-3147
Lydia Villa-Komaroff, Ph.D.	3,334	(18)	*
Wayne P. Yetter	26,917	(19)	*
Renato Fuchs, Ph.D.	98,334	(20)	*
Neil Kirby, Ph.D.	57,500	(21)	*
David D. Pendergast, Ph.D.	136,750	(22)	*
Gregory D. Perry	49,787	(23)	*
All directors and current executive officers as a group (10 individuals)	6,085,200	(24)	17.4%

*	Percentage is less than 1% of the total number of outstanding shares of Common Stock of the Company.

(1)	The number of shares beneficially owned by each person is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days of April 22, 2005 through the exercise of any stock option or other right. Except as indicated in the footnotes to this table, each person or entity listed has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	The number of shares of Common Stock deemed outstanding for purposes of determining the percentage of Common Stock held by a person or entity includes 34,956,679 shares outstanding as of April 22, 2005, and any shares subject to issuance upon exercise of options or other rights held by such person or entity that were exercisable on or exercisable within 60 days after April 22, 2005.

(3)	The stockholders are Warburg Pincus Equity Partners, L.P., including three affiliated partnerships (“WPEP”). Warburg Pincus & Co. (“WP”) is the sole general partner of WPEP. WPEP is managed by Warburg Pincus LLC (“WP LLC”).

(4)	The information presented herein is as reported in, and based solely upon, a Schedule 13G/ A filed with the SEC on February 14, 2005 by A. Alex Porter, Paul Orlin, Geoffrey Hulme, Jonathan W. Friedland, and CF Advisors, LLC. These reporting persons have shared voting power and sole dispositive power as to the following number of shares: A. Alex Porter: 3,205,869; Paul Orlin: 3,205,869; Geoffrey Hulme: 3,127,759; Jonathan W. Friedland: 3,127,759; and CF Advisors, LLC: 1,813,159. These reporting persons have disclaimed beneficial ownership over these shares except to the extent of their pecuniary interest therein.

(5)	The information presented herein is as reported in, and based solely upon, a Schedule 13G/ A filed with the SEC on February 27, 2004 by Deutsche Bank AG (“DBAG”). Shares deemed beneficially owned by DBAG include shares owned by various entities affiliated with DBAG, including Deutsche Bank Trust Company Americas and DWS Holding & Service GmbH. DBAG has sole voting and dispositive power as to all of these shares.

(6)	The information presented herein is as reported in, and based solely upon, a Schedule 13G filed with the SEC on April 5, 2004 by Ziff Asset Management, L.P. (“Ziff”). Shares deemed beneficially owned by Ziff include shares owned by Philip Korsant and PBK Holdings, Inc. Each beneficial owner has shared voting and dispositive power as to all of these shares.

(7)	The information presented herein is as reported in, and based solely upon, a Schedule 13G/ A filed with the SEC on February 14, 2005 by FMR Corp. (“FMR”). Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, is deemed a beneficial owner as a result of its role as investment advisor to various entities affiliated with FMR, including Fidelity Growth Company Fund, which directly owns approximately 1,869,188 of the shares reported as held by FMR Corp. Edward C. Johnson 3d, Chairman of FMR, and Abigail Johnson, a Director of FMR, own 12% and 24.5% of the aggregate outstanding voting stock of FMR, respectively. Edward C. Johnson 3d and FMR, through their control of Fidelity Management & Research Company, each have the sole power to dispose of all of these shares. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees.

(8)	The information presented herein is as reported in, and based solely upon, a Schedule 13G filed jointly with the SEC on February 11, 2005 by Citigroup Inc., a Delaware corporation (“Citigroup”), and Citigroup Global Markets Holdings Inc., a New York corporation (“CGM Holdings”). Citigroup has shared voting and dispositive power as to 2,029,991 shares, and CMG Holdings has shared voting and dispositive power as to 2,245,681 shares.

(9)	The information presented herein is as reported in, and based solely upon, a Schedule 13G filed jointly with the SEC on February 9, 2005 by Sanofi-Aventis, a French corporation headquartered in Paris, France (“Sanofi-Aventis”); Aventis Pharmaceuticals Inc., a Delaware corporation headquartered in Bridgewater, New Jersey USA (“API”); Aventis Holdings Inc., a Delaware corporation headquartered in Greenville, Delaware, USA (“AHI”); and Aventis Inc., a Pennsylvania corporation headquartered in Bridgewater, New Jersey USA (“Aventis”). Each beneficial owner has shared voting and dispositive power as to all of these shares.

(10)	The information presented herein is as reported in, and based solely upon, a Schedule 13G/ A filed with the SEC on February 14, 2005 by OrbiMed Advisors LLC, a Delaware limited liability company.

(11)	The information presented herein is as reported in, and based solely upon, a Schedule 13G filed with the SEC on February 14, 2005 by Barclays Global Investors, NA.

(12)	The information presented herein is as reported in, and based solely upon, a Schedule 13G filed with the SEC on February 10, 2004 by T. Rowe Price Associates, Inc. (“T. Rowe Price”). Shares deemed beneficially owned by T. Rowe Price include shares owned by individual and institutional investors for which T. Rowe Price serves as an investment advisor. T. Rowe Price disclaims beneficial ownership of these shares. T. Rowe Price filed a Schedule 13G/ A with the SEC on February 14, 2005 to report that, as of February 14, 2005, T. Rowe Price had ceased to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company.

(13)	Shares deemed to be beneficially owned by Mr. Astrue consist of 575,000 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(14)	Shares deemed to be beneficially owned by Dr. Gilbert include 40,834 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(15)	Shares deemed to be beneficially owned by Dr. Langer include 3,334 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(16)	Shares deemed to be beneficially owned by Mr. Leff include 5,038,396 shares of Common Stock held by WPEP, WP and their affiliates, and 548 shares of Common Stock held by Mr. Leff. Mr. Leff is a general partner of WP and a managing director and member of WP LLC. Shares held by WPEP, WP and their affiliates are included because of Mr. Leff’s affiliation with the Warburg Pincus entities. Mr. Leff disclaims beneficial ownership of all shares held by WPEP, WP and their affiliates.

(17)	Shares deemed to be beneficially owned by Mr. Moorhead include 5,038,396 shares of Common Stock held by WPEP, WP and their affiliates, and 54,466 shares of Common Stock held by Mr. Moorhead. Mr. Moorhead is a general partner of WP and a managing director and member of WP LLC. Shares held by WPEP, WP and their affiliates are included because of Mr. Moorhead’s affiliation with the Warburg Pincus entities. Mr. Moorhead disclaims beneficial ownership of all shares held by WPEP, WP and their affiliates.

(18)	Shares deemed to be beneficially owned by Dr. Lydia Villa-Komaroff include 3,334 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(19)	Shares deemed to be beneficially owned by Mr. Yetter consist of 26,917 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(20)	Shares deemed to be beneficially owned by Dr. Fuchs consist of 98,334 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(21)	Shares deemed to be beneficially owned by Dr. Kirby consist of 57,500 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(22)	Shares deemed to be beneficially owned by Dr. Pendergast consist of 136,750 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(23)	Shares deemed to be beneficially owned by Mr. Perry consist of 49,787 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans.

(24)	Includes 991,790 shares of Common Stock issuable within 60 days of April 22, 2005 upon exercise of outstanding stock options granted under the Company’s stock option plans to current directors and executive officers as a group. Shares owned by WPEP, WP and their affiliates attributable to both Mr. Leff and Mr. Moorhead are counted only once.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides information as of December 31, 2004 about the Company’s Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2004, including the 1993 Non-Employees Director’s Stock Option Plan, 1993 Long-term Incentive Plan, 2001 Non-Officer, Non-Director Employee Stock Incentive Plan and 2002 Stock Incentive Plan, as amended. The Company’s stockholders have approved all of these plans other than the 2001 Non-Officer, Non-Director Employee Stock Incentive Plan.
EQUITY COMPENSATION PLAN INFORMATION

			(c)
	(a)	(b)	Number of Securities Available
	Number of Securities to be	Weighted-Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights	in Column (a))

Equity Compensation Plans Approved by Security Holders	3,722,629	$19.90	1,506,741
Equity Compensation Plans Not Approved by Security Holders	1,890,376	$23.10	7,200
Total	5,613,005	$20.98	1,513,941

(1)	The number of shares is subject to adjustment in the event of a stock split or similar events.
Material Terms of Plans Not Approved by the Company’s Stockholders

2001 Non-Officer, Non-Director Employee Stock Incentive Plan
      The 2001 Non-Officer, Non-Director Employee Stock Incentive Plan (the “2001 Plan”) provides for the grant of non-statutory stock options and restricted stock awards (collectively, “Awards”). All of the Company’s employees (and any individuals who have accepted an offer for employment), other than those employees who are also officers or directors of the Company, and all of the Company’s consultants and advisors are eligible to receive Awards under the 2001 Plan. Subject to adjustments as described in the 2001 Plan, Awards may be made under the 2001 Plan for up to 2,000,000 shares of the Company’s Common Stock. As of April 22, 2005, 63,514 shares remained available for issuance under the 2001 Plan.
      The 2001 Plan is administered by the Board of Directors. The Board of Directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2001 Plan and to interpret the provisions of the 2001 Plan. Pursuant to the terms of the 2001 Plan, the Board of Directors may delegate authority under the 2001 Plan to one or more committees or subcommittees of the Board of Directors. The Board of Directors has authorized the Compensation Committee to administer certain aspects of the 2001 Plan, including the granting of options to employees. The Board may amend, suspend or terminate the 2001 Plan or any portion thereof at any time.
      The Company’s Board of Directors has the authority to grant non-statutory stock options under the 2001 Plan and to determine the number of shares of Common Stock to be covered by each option, the exercise price of each option and the conditions and limitations applicable to the exercise of each option. The Board shall establish the exercise price at the time each option is granted and specify it in the applicable instrument evidencing the grant of the option. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable instrument evidencing the grant of the option. No option granted under the Plan shall be intended to be an “incentive stock option” as defined in Section 422 of the Internal Revenue Code, as amended in 1986.
      The Board may grant restricted stock awards entitling participants to acquire shares of Common Stock under the 2001 Plan, subject to the right of the Company to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) from the participant in the event that conditions specified by the Board in the instrument evidencing the restricted stock award are not satisfied prior to the end of the applicable restriction period or periods established by the Board for such award. The Board shall determine the terms and conditions of any such restricted stock award, including the conditions for repurchase (or forfeiture) and the issue price, if any.

Item 13.	Certain Relationships and Related Transactions
      TKT is a party to certain arrangements with Aventis Pharmaceuticals, Inc. (“Aventis”), which is one of the Company’s five percent stockholders. TKT entered into an agreement with Aventis in May 1994, and amended the agreement in March 2004. Under the amended agreement, TKT regained exclusive rights to make, use and sell Dynepotm (epoeitin delta) (“Dynepo”) outside of the United States. Dynepo is TKT’s Gene-Activated erythropoietin product for anemia related to kidney disease that TKT developed with Aventis. TKT licensed the Dynepo trademark from Aventis. Under the amended agreement, TKT agreed to pay Aventis a single-digit percentage royalty on TKT’s net sales of Dynepo outside of the United States. TKT’s royalty obligation expires, on a country-by-country basis, on the later of the date 10 years after the first commercial sale of Dynepo in such country and the date of expiration of the last to expire of the patents covering Dynepo in such country. Under the amended agreement, Aventis retained its exclusive right to make, use and sell Dynepo in the United States and is obligated to pay the Company a low double-digit percentage royalty on Aventis’ net sales of Dynepo in the United States. TKT has the potential to receive an additional $8.0 million pursuant to a payment contingent upon the achievement of a commercial milestone. TKT also granted Aventis a one-year right of first refusal to purchase or license any of TKT’s gene therapy programs that TKT determines to sell or license. This right of first refusal expired on March 26, 2005.
      In April 2005, the Company entered into a merger agreement with Shire and a wholly-owned subsidiary of Shire for the acquisition of TKT. In connection with entering into the merger agreement, the Company and Shire also entered into a license agreement under which the Company granted to Shire the right to develop and manufacture Dynepo and distribute and sell Dynepo outside of North America. However, the license agreement will only take effect if the merger agreement is terminated in certain circumstances. Upon the effectiveness of the license agreement, Shire has agreed to pay the Company an upfront license fee of $450 million of which $86 million will be paid directly to Aventis pursuant to the terms of the Company’s agreement with Aventis. If the license agreement with Shire becomes effective, Shire has also agreed to pay on behalf of the Company applicable third party royalties on an ongoing basis, including any royalties due to Aventis.
      The Company and Aventis have been involved in patent infringement actions with Amgen Inc. (“Amgen”) in the United States and Kirin-Amgen, Inc. (“Kirin-Amgen”) in the United Kingdom with respect to Dynepo. Under the amended license agreement, Aventis retained the right to control the litigation in the United States and agreed to assume responsibility for 100% of the litigation costs incurred with respect to both the United States litigation and the litigation in the United Kingdom prior to March 26, 2004. Aventis will pay all U.S. litigation expenses incurred from and after March 26, 2004, but TKT is required to reimburse Aventis for 50% of these litigation costs. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe TKT with respect to the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of the U.S. litigation costs. TKT has the right to control the U.K. litigation and any other litigation that may arise outside of the United States, and is responsible for all litigation costs incurred with respect to such litigation from and after March 26, 2004.
      In October 2004, with respect to the U.K. Litigation, the House of Lords upheld a decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen’s patent is invalid. The Company does not expect to incur further significant costs related to the U.K. Litigation, and expects that, pursuant to U.K. fee-shifting rules, Kirin-Amgen will have to pay the Company a substantial percentage of the legal fees that the Company has incurred since March 26, 2004. The U.S. Litigation is still pending, and the Company expects that there will be continuing, ongoing costs related to the U.S. Litigation.

Item 14.	Principal Accountant Fees and Services
Independent Auditors Fees
      The following table presents fees for professional services rendered by Ernst & Young LLP for audit, audit-related, tax and other services for the Company’s fiscal years ended December 31, 2004 and 2003. The Audit Committee of the Company’s Board of Directors believes that the non-audit services described below did not compromise Ernst & Young’s independence.

Fee Category	2004	2003

Audit Fees(1)	$538,000	$354,986
Audit-Related Fees(2)	$17,760	$—
Tax Fees(3)	$72,000	$53,960
All Other Fees	$—	$—
Total Fees	$627,760	$408,946

(1)	Audit fees were for professional services performed in connection with the audit of the Company’s annual financial statements, reviews of the Company’s quarterly reports on Form 10-Q, and consents and comfort letters related to the Company’s issuance of debt securities. Audit fees during 2004 also included audit services related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting.

(2)	Audit-related fees were for professional services related to accounting consultations and advice on compliance with Section 404 of the Sarbanes-Oxley Act.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax advice and tax planning services relate to assistance with tax audits and appeals and tax advice related to business development activities.
Pre-Approval Policy and Procedures
      The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditors. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
      The Audit Committee may also delegate to each member of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditors. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee. During 2004, the Audit Committee did not delegate such authority.

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

TRANSKARYOTIC THERAPIES, INC.

By:	/s/ DAVID D. PENDERGAST

David D. Pendergast
President and Chief Executive Officer
Date: May 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. PENDERGAST David D. Pendergast	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005

/s/ GREGORY D. PERRY Gregory D. Perry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 2, 2005

/s/ LYDIA VILLA-KOMAROFF Lydia Villa-Komaroff	Chairwoman of the Board of Directors	May 2, 2005

Walter Gilbert	Director	May 2, 2005

/s/ DENNIS H. LANGER Dennis H. Langer	Director	May 2, 2005

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	May 2, 2005

/s/ RODMAN W. MOORHEAD, III Rodman W. Moorhead, III	Director	May 2, 2005

/s/ WAYNE P. YETTER Wayne P. Yetter	Director	May 2, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2		Amended and Restated By-Laws of the Registrant, as amended.(1)

4.1		Rights Agreement dated December 13, 2000, between Registrant and Equiserve Trust Company, N.A.(4)

4	.2*	Indenture, dated as of May 4, 2004, between the Registrant and The Bank of New York, as Trustee

4	.3*	Supplemental Indenture, dated as of May 4, 2004, between the Registrant and The Bank of New York, as Trustee

4	.4*	Form of Senior Convertible Note (contained in Exhibit 4.3)

10.1		Lease Agreement, dated January 1, 1994, for office space at 195 Albany Street, Cambridge, Massachusetts, by and between the Trust under the Will of Harry F. Stimpson and the Registrant.(5)

10.2		Sublease Agreement, dated April 7, 1992, for office space located at 185 Albany Street, Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant.(5)

10.3		1993 Non-Employee Directors’ Stock Option Plan.(5)(6)

10.4		1993 Long-Term Incentive Plan.(5)(6)

10.5		Form of Letter Agreement re: Confidentiality, Inventions and Non-Disclosure.(5)

10.6		Form of Letter Agreement re: Restricted Stock.(5)

10.7		Form of Scientific Advisor Agreement.(5)

10.8		Collaboration and License Agreement, dated July 22, 1993 and amended on May 30, 1996, by and between Wyeth (successor to Genetics Institute, Inc.) and the Registrant.(5)(8)

10.9		Amended and Restated License Agreement, dated March 1, 1995, by and between Aventis S.A. and the Registrant.(5)(8)

10.10		Agreement, dated November 15, 1999, by and between Mr. Wayne P. Yetter and the Registrant.(6)(11)

10.11		Registration Rights Agreement, dated June 9, 2000, by and between certain holders of Series A Convertible Preferred Stock and the Registrant.(2)

10.12		Agreement, dated April 20, 2000, by and between Dr. Walter Gilbert and the Registrant.(2)(6)

10.13		Lease Agreement, dated August 4, 2000, for new corporate headquarters and research and development space in Cambridge, Massachusetts, by and between the Massachusetts Institute of Technology and the Registrant.(12)

10.14		Purchase and Sale and Assignment Agreement, dated November 28, 2000, by and between Serono, Inc. and the Registrant.(3)

10.15		First Amendment to Purchase and Sale and Assignment Agreement, dated February 8, 2001, by and between Serono, Inc. and the Registrant.(3)

10.16		Lease Agreement, dated February 2001, by and between Trinet Property Partners, L.P and the Registrant.(3)

10.17		2001 Non-Officer Employee Stock Incentive Plan.(3)(6)

10	.18*	Executive Nonqualified Excess Plan, adopted February 1, 2004.(6)

10.19		Stockholders’ Agreement, dated as of April 12, 2000, by and among certain other stockholders in TKT Europe 5S AB, a corporation organized under the laws of Sweden, and the Registrant.(13)

10.20		Employment Agreement, dated December 18, 2001 by and between Dr. David D. Pendergast and the Registrant.(14)(6)

10	.21*	Revised Employment Agreement, dated February 26, 2002, by and between Dr. Renato Fuchs and the Registrant.(6)

10.22		License Agreement, dated June 7, 2002, by and between Cell Genesys, Inc. and the Registrant.(8)(15)

Exhibit
No.		Description

10	.23#	Commercial Supply and Process Validation Agreement, entered into as of December 6, 1999, by and between Chesapeake Biological Laboratories, Inc. and the Registrant.(8)(16)

10	.24#	Master Production Agreement, made as of December 1, 1998, between BioScience Contract Production Corp. and the Registrant.(8)(16)

10.25		2002 Stock Incentive Plan, including Amendment No. 1 thereto.(1)(6)

10.26		Indemnification Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.(1)

10.27		Employment Agreement, dated April 30, 2003, by and between Mr. Michael J. Astrue and the Registrant.(1)(6)

10	.28#	License Agreement, dated February 28, 2003, by and between Women’s and Children’s Hospital and the Registrant.(1)

10.29		Indemnification Agreement between Richard F Selden, M.D. and the Registrant.(18)

10.30		Agreement dated May 1, 2003 between Gregory Perry and the Registrant.(19)(6)

10	.31#	Amended and Restated License Agreement, dated March 26, 2004, between Aventis Pharmaceuticals, Inc. and the Registrant.(20)

10	.32#	Services Agreement, dated July 23, 2004, between Lonza Biologics PLC and the Registrant.(21)

10	.33**	Agreement dated November 5, 2001, between Neil Kirby and the Registrant.(6)

10	.34**	TKT Management Bonus Plan, including form of bonus schedule.(6)

10	.35**	Form of Nonstatutory Stock Option Agreement Under Registrant’s 2002 Stock Incentive Plan, as amended.(6)

10	.36**	Form of Incentive Stock Option Agreement Under Registrant’s 2002 Stock Incentive Plan, as amended.(6)

10	.37**	Summary Description of Director Compensation.(6)

10	.38*	Amendment to 1993 Long-Term Incentive Plan.(6)

10	.39*	Amendment to 2001 Non-Officer, Non-Director Employee Stock Incentive Plan.(6)

10	.40*	Amendment to 2002 Stock Incentive Plan.(6)

21	.1*	Subsidiaries of the Registrant.

23	.1**	Consent of Ernst & Young LLP.

23	.2*	Consent of Ernst & Young LLP.

31	.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference.

#	Confidential treatment requested as to certain portions pursuant to Rule 24-b-2 promulgated under the Exchange Act of 1934, as amended.

1.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21481) and incorporated herein by reference.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-21481) and incorporated herein by reference.

3.	Filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-21481) and incorporated herein by reference.

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