Form 10-Q
period 2005-03-31
TRANSKARYOTIC THERAPIES INC
filed 2005-05-10
CIK 885259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Yes ☑      No      ☐

At April 30, 2005, there were 35,015,080 shares of Common Stock, $.01 par value, outstanding.

Transkaryotic Therapies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Transkaryotic Therapies, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2005	2004
	(in thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$57,741	$101,585
Marketable securities	64,907	45,790
Restricted marketable securities	7,877	7,839
Accounts receivable	29,363	29,122
Inventories	14,081	12,325
Prepaid expenses and other current assets	13,068	9,828

Total current assets	187,037	206,489
Property and equipment, net	58,614	60,992
Intangible assets, net	21,369	21,931
Goodwill	39,038	39,038
Other assets	4,933	4,900

Total assets	$310,991	$333,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,173	$8,798
Accrued expenses	21,738	21,065
Current portion of accrued restructuring charges	1,527	1,912
Current portion of deferred revenue	5,709	4,960

Total current liabilities	35,147	36,735

Long-term portion of accrued restructuring charges	5,401	5,778
Long-term portion of deferred revenue	2,467	2,526
Convertible notes payable	94,000	94,000

Commitments and contingencies (note 9)

Stockholders’ equity:
Series B preferred stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $.01 par value; 100,000 shares authorized; 35,261 and 35,233 shares issued and 34,894 and 34,866 shares outstanding, at March 31, 2005 and December 31, 2004, respectively	352	352
Additional paid-in capital	688,957	688,692
Accumulated deficit	(528,225)	(506,542)
Accumulated other comprehensive income	15,174	14,091
Less treasury stock, at cost; 367 shares at March 31, 2005 and December 31, 2004	(2,282)	(2,282)

Total stockholders’ equity	173,976	194,311

Total liabilities and stockholders’ equity	$310,991	$333,350

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Revenues:
Product sales	$22,496	$17,372
License and research revenues	78	62

	22,574	17,434

Operating expenses:
Cost of goods sold	3,082	2,236
Research and development	25,203	19,837
Selling, general and administrative	10,950	8,958
Restructuring charges	671	861
Amortization of intangible assets	562	—

	40,468	31,892

Loss from operations before minority interest	(17,894)	(14,458)

Minority Interest	—	(1)

Loss from operations after minority interest	(17,894)	(14,459)

Other income/(expense):
Foreign currency exchange loss	(4,104)	—
Interest income	835	308
Interest expense	(405)	—
Other income	4	—

	(3,670)	308

Loss before taxes	(21,564)	(14,151)

Income tax provision	119	—

Net loss	$(21,683)	$(14,151)

Basic and diluted net loss per share	$(0.62)	$(0.41)

Shares used to compute basic and diluted net loss per share	34,875	34,612

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Operating activities:
Net loss	$(21,683)	$(14,151)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,848	2,924
Amortization of intangibles	562	—
Gain on fixed asset disposals	(4)	—
Minority interest	—	1
Change in deferred revenue	691	(65)
Change in accrued restructuring charges	(762)	(411)
Changes in other operating assets and liabilities	(7,887)	2,429

Net cash used for operating activities	(25,235)	(9,273)

Investing activities:
Proceeds from sales and maturities of marketable securities	15,017	7,983
Purchases of marketable securities	(34,345)	(7,983)
Purchases of property and equipment	(1,362)	(5,660)
Purchase of TKT Europe	(867)	—
Changes in other assets	(145)	(50)

Net cash used for investing activities	(21,702)	(5,710)

Financing Activities:
Issuance of common stock	264	98

Net cash provided by financing activities	264	98

Effect of exchange rate changes on cash and cash equivalents	2,829	(1,426)

Net decrease in cash and cash equivalents	(43,844)	(16,311)

Cash and cash equivalents at January 1	101,585	172,954

Cash and cash equivalents at March 31	$57,741	$156,643

See accompanying Notes to Condensed Consolidated Financial Statements.

Transkaryotic Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2005 and 2004

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Gene-Activated®, and TKT® are registered trademarks and Replagal™ is a trademark of the Company. Dynepo™ is a trademark of Aventis Pharmaceuticals, Inc. (“Aventis”), a subsidiary of Sanofi-Aventis SA, the successor to Aventis SA. Fabrazyme™ and Cerezyme™ are trademarks of Genzyme Corporation (“Genzyme”). Zavesca™ is a trademark of Celltech Plc (“Celltech”). All other trademarks, service marks or trade names referenced in this quarterly report are the property of their respective owners.

2. NET LOSS PER SHARE

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, and related interpretations. Basic earnings per share is computed using the weighted average shares outstanding.

Basic net loss per share was equivalent to diluted net loss per share for the three months ended March 31, 2005 and 2004 because common equivalent shares from the Company’s 1.25% Senior Convertible Notes due 2011 (the “Notes”) and stock options have been excluded, as their effect is antidilutive. Diluted net loss per share excluded 2,939,029 and 2,153,037 common stock options for the three month periods ended March 31, 2005 and 2004, respectively. Diluted net loss per share also excluded 5,085,137 common stock equivalents of the Company’s Notes for the three month period ended March 31, 2005.

3. COMPREHENSIVE LOSS

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities designated as available-for-sale, and cumulative foreign currency translation adjustments. The Company had a total comprehensive loss of $20,600,000 and $16,539,000 for the three months ended March 31, 2005 and 2004, respectively. Comprehensive loss included $173,000 and $1,000 unrealized losses related to marketable securities for the three months ended March 31, 2005 and 2004, respectively. Comprehensive loss also included $1,256,000 gains and $2,387,000 losses related to foreign currency translation adjustments for the three months ended March 31, 2005 and 2004, respectively.

4. FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Income and expense accounts of the foreign subsidiaries are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income. Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are included in accumulated other comprehensive income. The Company determined in the fourth quarter of 2004 that certain long-term intercompany balances should be accounted for as short-term in nature as settlement was planned and anticipated in the foreseeable future. Total foreign currency remeasurement and transaction losses included in the Company’s results of operations were $4,104,000 during the first quarter of 2005. Currently, the Company does not hedge its foreign currency exposure.

5. REVENUE RECOGNITION

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

In June 2004, the Company entered into an agreement to distribute Replagal in Australia. Due to an unpredictable rebate process mandated by the Australian government reimbursement agency, the Company is deferring revenues related to shipments to Australia until finalization of the rebate amounts. The Company expects that the rebate amounts will be finalized in the second half of 2005. As of March 31, 2005, the Company has recorded $1,676,000 as deferred revenue for Replagal shipments to Australia.

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

For multiple-element arrangements entered into after July 1, 2003, the Company applies Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. The Company evaluates such arrangements to determine if the deliverables are separable into units of accounting and then applies applicable revenue recognition criteria to each unit of accounting. The Company applied EITF 00-21 in accounting for the payments made to the Company under the distribution agreement and legal settlement that the Company entered into with Genzyme in October 2003. As of March 31, 2005, the Company’s deferred revenue related to these agreements with Genzyme amounted to $2,702,000.

The Company records contract revenue for research and development as it is earned based on the performance requirements of the contract. Non-refundable contract fees for which there are neither further performance obligations nor continuing involvement by the Company are recognized on the earlier of when the fees are received or when collection is reasonably assured. The Company recognizes revenue from non-refundable up-front license fees and milestone payments where TKT has continuing involvement through development collaboration or an obligation to supply product as the obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate. The Company recognizes revenue associated with substantive performance milestones upon the achievement of the milestones, as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue. As of March 31, 2005, the Company’s deferred revenue related to manufacturing of drug substance under an agreement with Sumitomo was $3,387,000.

6. INVENTORIES

Inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004

Raw materials	$2,207	$2,030
Work in process	9,723	5,678
Finished goods	2,151	4,617

	$14,081	$12,325

Inventories are stated at the lower of cost or market with cost determined under a first-in, first-out method, and include materials, labor and overhead. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

Dynepo related inventory for raw materials and work in process was $2,842,000 at March 31, 2005. The remainder of the inventory balance relates to Replagal inventories.

7. RESTRUCTURING CHARGES

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT refocused its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. As a result of the restructuring, the Company recorded charges, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for four facilities that the Company vacated as part of the restructuring, and a write-down of leasehold improvements for some of the facilities which were vacated. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003. On a cumulative basis since February 2003, the Company has recorded $1,319,000 related to employee severance and outplacement services costs, $15,185,000 related to lease obligations and $598,000 for the write-off of fixed assets.

The Company recorded restructuring charges of $671,000 during the first quarter of 2005 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The following table displays the restructuring activity and liability balance included in accrued restructuring expenses:

	Balance at				Balance at
	December 31, 2004	Charges	Payments	Other	March 31, 2005
	(in thousands)
Lease obligations	$7,690	$671	$(1,527)	$94	$6,928
Less: current portion of accrued restructuring charges					(1,527)

Long-term portion of accrued restructuring charges					$5,401

8. STOCK BASED COMPENSATION

The Company accounts for qualified stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation, and, accordingly, recognizes no compensation expense for the issuance thereof when the exercise price equals the fair market value of the underlying stock on the date of grant. For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the fair value of the common stock issuable upon exercise over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient’s term of employment, if shorter. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The table below presents the net loss and basic and diluted net loss per common share if compensation cost for the

Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant or purchase date:

	For the three months ended
	March 31,
	2005	2004
	(in thousands, except per share prices)
Net loss	$(21,683)	$(14,151)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,648)	(3,583)

Pro forma net loss	$(25,331)	$(17,734)

Basic and diluted net loss per share — as reported	$(0.62)	$(0.41)

Basic and diluted net loss per share — pro forma	$(0.73)	$(0.51)

Fair values of awards granted under the stock option plans were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Company uses the multiple option approach and the following assumptions:

	For the three months ended
	March 31,
	2005	2004
Expected life (years)	2.5 — 6.5	1.5 — 7.5
Interest rate	3.4% — 4.5%	1.4% — 4.4%
Expected volatility	0.83	1.00
Weighted average fair value per share of options granted during the year	$14.23	$7.67

The Company has never declared or paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The pro forma effects of expensing the estimated fair value of issued stock options on net loss and net loss per share for the three months ended March 31, 2005 and 2004, respectively, are not necessarily representative of the effects on reporting the results of operations for future years as options vest over several years and the Company expects to grant options in future years.

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

In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings, and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by the Company. In December 2004, the Company and Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. The Company filed its appeal brief in April 2005.

If the Company and Aventis are not successful in the Dynepo litigation at the appellate level, the Company and Aventis would be precluded from making, using and selling Dynepo in the United States until the expiration of the relevant patents. The Company is required to reimburse Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe to the Company with respect to the sale of Dynepo until Aventis has recouped the full amount of the Company’s share of the litigation expenses. The Company has the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004. The Company expects that there will be ongoing expenses associated with the appeal.

     Purported Class Action Shareholder Suit

In January and February 2003, various parties filed purported class action lawsuits against the Company and Richard Selden, a former Chief Executive Officer of the Company, in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from January 2001 through January 2003. Each of the complaints asserts claims under Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and alleges that the Company and its officers made false and misleading statements and failed to disclose material information concerning the status and progress for obtaining United States marketing approval of the Company’s Replagal product to treat Fabry disease during that period.

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

The plaintiffs subsequently filed a motion seeking permission to notify certain TKT investors of the dismissal of the claims based on the offerings, and to inform those investors of their opportunity to intervene in the lawsuit. TKT filed an opposition to this motion in July 2004. A hearing on this motion was held in September 2004. The Court denied this motion. The Company filed an answer to the Amended Complaint in July 2004. The plaintiffs then filed a motion for class certification in July 2004. TKT filed an opposition to this motion in March 2005, and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, the Company filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. The Court has not yet ruled on this motion.

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

As of March 31, 2005, the Company had spent approximately $2,049,000 related to this lawsuit and the purported class action shareholder suit described above. The Company expects that future costs related to these suits will be significant.

     SEC Investigation

In May 2003, the Company received a copy of a formal order of investigation by the Securities and Exchange Commission. The order of investigation relates to the Company’s disclosures and public filings with regard to Replagal and the status of the approval process of the FDA for Replagal, as well as transactions in the Company’s securities.

In July 2004, the Company and Dr. Selden, its former Chief Executive Officer, received “Wells” notices from the staff of the SEC, in connection with the SEC investigation. The Wells notices state that the SEC staff has preliminarily determined to recommend that the Commission bring a civil action for possible violations of the federal securities laws in which it may seek an injunction and civil penalties against TKT, and an injunction, disgorgement, and an officer and director bar as to Dr. Selden. The Company intends to continue to cooperate fully with the SEC in the investigation. As of March 31, 2005, the Company had spent approximately $1,736,000 related to this matter.

     Gene Activation Litigation

In 1996, Serono SA (“Serono”) and Cell Genesys, Inc. (“Cell Genesys”) became involved in a patent interference involving Serono’s U.S. Patent No. 5,272,071 (the “ ‘071 patent”), which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (“PTO”) held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the U.S. District Court of Massachusetts and the U.S. District Court of the District of Columbia, respectively. The Company was not a party to this interference.

In August 2004, Serono served the Company with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that the Company infringes Serono’s ‘071 patent. In October 2004, the Company filed a motion to dismiss the amended complaint. This motion is pending before the U.S. District Court of Massachusetts.

As of March 31, 2005 the Company had incurred approximately $168,000 related to this matter. The Company expects that if this suit is not dismissed, the costs associated with this suit could be significant.

     GA-GCB Litigation

In January 2005, Genzyme filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/II clinical trial and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. The District Court has not granted Genzyme’s repeated requests for preliminary injunctive relief. The Company filed its reply briefs with the District Court in February 2005. A scheduling hearing has been set for May 2005.

As of March 31, 2005, the Company had incurred $158,000 related to this matter. The Company expects that the costs related to this suit will be significant.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions or employee stock options. SFAS No. 123(R) requires that the fair value of such equity instruments or employee stock options be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. In April 2005, the SEC announced that SFAS No. 123(R) has been deferred. Accordingly, the Company expects to adopt SFAS No. 123(R) beginning January 1, 2006. The Company expects that the adoption of SFAS No. 123(R) will have a material effect on the Company’s results of operations.

11. SUBSEQUENT EVENTS

On April 21, 2005, the Company, Shire Pharmaceuticals Group plc (“Shire”) and Sparta Acquisition Corporation, a wholly-owned subsidiary of Shire (the “Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company has agreed to be acquired by Shire. Under the Merger Agreement, the Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and as a wholly-owned subsidiary of Shire. The consummation of the Merger is subject to a number of closing conditions, including regulatory clearance and approval of the stockholders of each company. The transaction is expected to close in the third quarter of 2005.

At the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $37.00 in cash. In addition, each outstanding option to purchase shares of the Company’s common stock will be cancelled in consideration for a cash payment equal to the excess of $37 over the per share exercise price for the option multiplied by the number of shares subject to the option, other than certain options granted after April 21, 2005, which will be cancelled and replaced with options to purchase ordinary shares of Shire.

The Merger Agreement provides for the payment of termination fees by each of the Company and Shire to the other party in specified circumstances in connection with the termination of the Merger Agreement. In addition, the Company may be obligated to pay a termination fee in certain circumstances if it enters into an agreement with a party other than Shire with respect to, or a party other than Shire consummates, an acquisition of the Company or a specified amount of its voting stock or assets within 12 months after termination of the Merger Agreement. Under these provisions, the Company could be obligated to pay Shire a $52,000,000 termination fee (reduced to $16,000,000 in certain circumstances) and to reimburse Shire for up to $4,000,000 in expenses in connection with the termination of the Merger Agreement.

On April 21, 2005, in connection with entering into the Merger Agreement, the Company and Shire entered into an Exclusive License Agreement (the “License Agreement”) under which the Company granted to Shire the right to develop and manufacture the Company’s Dynepo product and distribute and sell Dynepo outside of North America. The License Agreement will only take effect if the Merger Agreement is terminated for certain specified reasons. Under the License Agreement, Shire has agreed to pay the Company an upfront license fee of $450,000,000 upon the effectiveness of the License Agreement and to pay on behalf of the Company applicable third party royalties on an ongoing basis. Under the terms of the Company’s agreement with Aventis, $86,000,000 of the $450,000,000 would be paid to Aventis.

On April 21, 2005, Michael J. Astrue resigned as President and Chief Executive Officer and as a member of the Board of Directors of Company. In connection with the resignation, Mr. Astrue and the Company executed a letter agreement (the “Letter Agreement”) under which the Company agreed to severance pay for Mr. Astrue for a period of 18 months from his resignation at a rate based on his annual base salary of $500,000. The Company expects to record a severance charge of approximately $750,000 in the second quarter of 2005. In addition, under the Letter Agreement, the Company agreed that the vesting of all options to purchase shares of the Company’s common stock held by Mr. Astrue would be accelerated in full as of April 21, 2005 so that such options would become immediately exercisable for all of the shares covered by such options. The Company expects to record a compensation charge related to the modified options in the second quarter of 2005 in accordance with APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and related interpretation. The Company expects charges related to the modification of the options to be approximately $8,600,000.

On April 21, 2005, upon Mr. Astrue’s resignation, the Board of Directors of the Company appointed David D. Pendergast, Ph.D., as President and Chief Executive Officer and elected him to the Board of Directors.

On April 26, 2005, a fire occurred at the Company’s Cambridge, Massachusetts manufacturing facility (the “Alewife Facility”). The fire originated and was confined to the roof of the facility. The Alewife Facility sustained significant damage to its roof and water damage to approximately half of the second floor. Most of the process equipment and critical utilities were not affected and no finished goods were lost as a result of the fire. The Company is in the process of determining the costs to repair the damaged portions of the Alewife Facility and expects that such costs will be significant. The Company believes that the property and business interruption insurance policies that it maintains will be adequate to cover these losses. The Company has temporarily suspended production at the facility pending completion of the repairs. The Company expects to resume manufacturing at the facility within two to four months from the time of the fire.

Based on existing finished goods inventory levels and on the Company’s inventories of drug substance and vials for Replagal, 12S and GA-GCB, the Company believes that it has sufficient levels of product to meet its requirements and avoid any interruption with respect to commercial supply of Replagal and material for the Company’s clinical trials into 2006. At the time of the fire, the Company was manufacturing several work in progress Replagal batches that were damaged in connection with the fire. The Company has developed a plan to replace these batches and has requested a meeting to review the plan with the European Agency for the Evaluation of Medicinal Products (“EMEA”). If the plan is accepted by the EMEA, the Company does not anticipate a disruption in supply. If the EMEA does not accept the plan, the Company could experience disruption in commercial supplies of Replagal and availability of clinical materials for I2S and GA-GCB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Transkaryotic Therapies, Inc. (the “Company” or “TKT”) is a biopharmaceutical company researching, developing and commercializing therapeutics, primarily for the treatment of rare genetic diseases caused by protein deficiencies. TKT has approval to market and sell Replagal (agalsidase alfa), its enzyme replacement therapy for the long-term treatment of patients with Fabry disease, in 34 countries outside of the United States. The Company recorded $22,496,000 of product sales of Replagal in the three months ended March 31, 2005. The Company’s most advanced active clinical programs include I2S, its enzyme replacement therapy for the treatment of Hunter syndrome, and GA-GCB, its enzyme replacement therapy for the treatment of Gaucher disease. The Company recently completed a Phase III clinical trial of I2S and a Phase I/II clinical trial of GA-GCB and is analyzing the data from the trials. In addition to its focus on rare genetic diseases, in the European Union, TKT also intends to commercialize Dynepo (epoeitin delta), its Gene-Activated erythropoietin product for anemia related to kidney disease that it developed with Aventis.

In April 2005, the Company entered into a merger agreement with Shire and a wholly-owned subsidiary of Shire for the acquisition of TKT. Under the agreement, Shire has agreed to pay $37.00 in cash for each share of the Company’s common stock. The transaction is expected to close in the third quarter of 2005. In connection with entering into the merger agreement, the Company and Shire also entered into a license agreement under which the Company granted to Shire the right to develop and manufacture Dynepo and distribute and sell Dynepo outside of North America. However, the license agreement will only take effect if the merger agreement is terminated in certain circumstances. Upon the effectiveness of the license agreement, Shire has agreed to pay the Company an upfront license fee of $450,000,000 of which $86,000,000 would be paid directly to Aventis pursuant to the terms of the Company’s agreement with Aventis. If the license agreement with Shire becomes effective, Shire has also agreed to pay on behalf of the Company applicable third party royalties on an ongoing basis, including royalties due to Aventis.

The Company expects to consummate the merger with Shire in the third quarter of 2005. However, the Company has prepared this quarterly report and the forward-looking statements contained in this quarterly report as if the Company were going to remain an independent company. If the merger is consummated, many of the forward-looking statements contained in this quarterly report would no longer be applicable.

With the exception of 1995, the Company has incurred substantial annual operating losses since inception. The Company expects to incur significant operating losses until substantial product sales are generated. Until such time, the Company is dependent upon product sales, collections of accounts receivable, existing cash resources, interest income, external financing from equity offerings, debt financings, and collaborative research and development alliances to finance its operations. At March 31, 2005, the Company’s accumulated deficit was $528,225,000. The Company expects, based on its current operating plan, that its existing capital resources, and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from future product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund its operations into 2006.

     The Company’s results of operations may vary significantly from period to period depending on, among other factors:

•	the Company’s pending merger with Shire and the ability to close the transaction;

•	the timing and amount of Replagal product sales, as well as the collection of receivables;

•	the results of the Company’s recently completed clinical trials of I2S and GA-GCB;

•	the Company’s ability to restart manufacturing activities at its Alewife Facility on a timely basis;

•	continued progress in TKT’s research and development programs;

•	the Company’s ability to manufacture Dynepo on a timely and cost-effective basis, including the ability to obtain approval from the European Commission of variations to the existing marketing authorization application (“MAA”) for the manufacturing sites for Dynepo;

•	the scope and results of its clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the costs involved in litigation;

•	the availability of reimbursement by governmental and other third-party payors;

•	the Company’s ability to expand the markets in which it sells Replagal;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales, expenses, accounts receivable and accounts payable denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs, and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the outcome of the SEC investigation referred to in “Part II, Item 1 — Legal Proceedings”; and

•	the Company’s ability to establish and maintain collaborative arrangements.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TKT to make estimates and judgments that affect its reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

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

The Company regards its policies with respect to revenue recognition, accounts receivable, inventories, goodwill and identified intangible assets, restructuring charges and asset impairment as “critical accounting estimates.” There have been no changes to such policies or significant changes in assumptions or estimates that would affect such policies for the three months ended March 31, 2005. These policies are described under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.

Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed, consolidated financial statements and the related notes thereto.

Revenues

Revenues for the quarters ended March 31, 2005 and 2004 were:

	Three months ended March 31,		2005 vs. 2004
(in thousands, except percentages)	2005	2004	$ Change	% Change
Product sales	$22,496	$17,372	$5,124	29%
License and research revenues	78	62	16	26

	$22,574	$17,434	$5,140	29%

     Product Sales

The majority of Replagal product sales are in Europe. The increase in sales in the first quarter of 2005 over the comparative period in 2004 reflects an overall increase in unit sales due primarily to additional patients commencing therapy and a favorable impact of foreign currency fluctuations as described below. This increase was partially offset by a reversal of a 2003 price discount that the Company recorded in the first quarter of 2004, which contributed approximately $481,000 to product sales in the first quarter of 2004 as the Company determined it was no longer probable that this amount would be paid to customers.

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

Foreign currency fluctuations increased sales and gross margins by approximately $1,304,000, or 8%, in the first quarter of 2005 as compared to the first quarter of 2004. The Company’s product sales and gross margin will continue to be affected by currency fluctuations in the future. Product sales and gross margins will be negatively affected if the United States dollar strengthens against currencies in which the Company sells Replagal. The Company currently does not engage in foreign currency hedging activities with respect to product sales.

     License and Research Revenues

License and research revenues in the first quarter of 2005 and 2004 were primarily from the global legal settlement and distribution agreements that the Company executed with Genzyme in the fourth quarter of 2003. Revenues related to these agreements are being recognized ratably over a thirteen year period, representing the term over which the Company has agreed to supply bulk drug substance to Genzyme under the distribution agreement.

Cost of Goods Sold

Components of cost of goods sold are as follows:

	Three months ended March 31,		2005 vs. 2004
(in thousands, except percentages)	2005	2004	$ Change	% Change
Cost of product sales	$2,392	$2,236	$156	7%
Period costs	690	—	690	—

Cost of goods sold	$3,082	$2,236	$846	38%

Cost of goods sold as a percentage of product sales	11%	13%

Cost of goods sold consists of expenses incurred in connection with the manufacture of Replagal and other inventory or manufacturing related charges during the period, or period costs. The decrease in cost of goods sold as a percentage of sales for the quarter ended March 31, 2005 reflected the contribution of foreign currency fluctuations to product sales. Furthermore, cost of goods sold during the first quarter of 2005 reflected a mix of full production costs with respect to inventory produced at a contract manufacturer and partial production costs with respect to inventory manufactured at the Alewife Facility. Much of the inventory manufactured at the Company’s Alewife Facility that was sold during the first quarter of 2005 was manufactured prior to the regulatory approval of the Alewife Facility in July 2003. As a result, the costs of such inventory were expensed as research and development at that time. During the first quarter of 2005, the Company incurred $690,000 of period costs primarily related to Alewife Facility idle capacity, and the write-off of certain Dynepo inventory due to expiration risk.

In June 2004, the Company completed significant renovations to the Alewife Facility which expanded the Alewife Facility’s manufacturing capacity and configured the Alewife Facility for the production on a commercial scale of products other than only Replagal. The Company recommenced manufacturing operations in June 2004. The Company intends to continue to rely on third-party manufacturers for formulation and packaging of Replagal and Dynepo bulk drug substance into finished product.

The Company expects to sell Replagal inventory produced both at the contract manufacturer and at the Company’s Alewife Facility in 2005. Cost of goods sold will reflect a mix of full production costs with respect to inventory produced at the contract manufacturer and partial production costs with respect to inventory manufactured at the Alewife Facility, as the majority of such production costs of inventory manufactured at the Alewife Facility were previously expensed.

On April 26, 2005, a fire occurred at the Company’s Alewife Facility. The fire originated and was confined to the roof of the facility. The Alewife Facility sustained significant damage to its roof and water damage to approximately half of the second floor. Most of the process equipment and critical utilities were not affected and no finished goods were lost as a result of the fire. The Company is in the process of determining the costs to repair the damaged portions of the Alewife Facility and expects that such costs will be significant. The Company believes that the property and business interruption insurance policies that it maintains will be adequate to cover these losses. The Company has temporarily suspended production at the facility pending completion of the repairs. The Company expects to resume manufacturing at the facility within two to four months from the time of the fire.

Based on existing finished goods inventory levels and on the Company’s inventories of drug substance and vials for Replagal, 12S and GA-GCB, the Company believes that it has sufficient levels of product to meet its requirements and avoid any interruption with respect to commercial supply of Replagal and material for the Company’s clinical trials into 2006. At the time of the fire, the Company was manufacturing several work in progress Replagal batches that were damaged in connection with the fire. The Company has developed a plan to replace these batches and has requested a meeting to review the plan with the EMEA. If the plan is accepted by the EMEA, the Company does not anticipate a disruption in supply. If the EMEA does not accept the plan, the Company could experience disruption in commercial supplies of Replagal and availability of clinical materials for I2S and GA-GCB.

Research and Development Expenses

Research and development expenses increased by $5,366,000, or 27%, to $25,203,000 in the first quarter of 2005, as compared to $19,837,000 during the same period in 2004. The increase was primarily due to increased clinical trial and manufacturing costs related to the Company’s Replagal, I2S, GA-GCB and Dynepo programs. These programs contributed approximately $7,823,000 to the increase. These increases were offset by a decrease in research and development expenses related to other programs and activities related to the renovation shutdown at the Alewife Facility during the first quarter of 2004. The Company expects its research and development costs will continue to increase in 2005, primarily as a result of the Company continuing the ongoing I2S open-label extension study and the GA-GCB clinical trial extension, as well as from anticipated expenditures related to the filing of a biologics license application (“BLA”) and an MAA for I2S which the Company would plan to file if the results of the pivotal trial are favorable. The increase in research and development costs was partially contributed by the increase in research and development staffing.

The Company’s four primary development programs, Replagal, I2S, GA-GCB and Dynepo, represent the majority of the Company’s research and development spending. Expenses associated with the Company’s preclinical and clinical programs related to the Company’s products for the treatment of other rare genetic diseases, and other protein products, accounted for the balance of the Company’s research and development expenses for the three months ended March 31, 2005. The following table details the recorded expenses for each of the Company’s four primary research and development programs:

	Three months ended March 31,		2005 vs. 2004
	2005	2004	$ Change	% Change
	(in thousands, except percentages)
Replagal	$6,610	$3,788	$2,822	74%
I2S	9,597	8,404	1,193	14
GA-GCB	4,994	2,458	2,536	103
Dynepo	1,469	197	1,272	646

Subtotal	22,670	14,847	7,823	53

Total research and development expenses	$25,203	$19,837

Major program costs as a percentage of total research and development expenses	90%	75%

     Replagal

The increase in the first quarter of 2005 was primarily due to clinical activities required as conditions to the Company’s European and Canadian approvals of Replagal and costs of the manufacture of drug substance under a research and development agreement with Sumitomo. The European and Canadian conditions require the Company to conduct additional clinical trials and to submit an annual assessment of Replagal for review by the European regulatory agency and to conduct additional clinical trials in Canada. The increase in manufacturing of Replagal clinical materials during the first quarter of 2005 as compared to the same period in 2004 primarily reflects that the Company did not conduct any manufacturing activities in the first quarter of 2004 because the Alewife Facility was shut down for renovations. The Company made the decision in January 2004 to cease efforts to seek marketing approval of Replagal in the United States. As a result, the Company expects that substantially all of future Replagal research and development expenses will relate to complying with the conditions associated with the Company’s European and Canadian approvals of Replagal.

     I2S

The increases in research and development expenses for I2S in the first quarter of 2005 in comparison with the first quarter of 2004 were due to increased expenditures related to the Company’s I2S pivotal trial that it completed in April 2005 and the ongoing I2S open-label extension study described below, and costs to manufacture I2S for this study and the open-label Phase I/II extension study. In March 2004, TKT completed enrollment of 96 patients at nine sites around the world in the AIM study, a randomized, double-blind, placebo-controlled, clinical trial to evaluate the effect of I2S over 12 months in patients with Hunter syndrome. The Company expects to report top-line results from the AIM study in June 2005. If the results of this trial are positive, TKT expects to file applications for marketing approval of I2S in the United States and Europe in the second half of 2005. In September 2004, TKT began enrolling patients who had completed 12 months of treatment in an open-label extension of the AIM study which will evaluate the safety of I2S in these patients over 24 months.

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

     GA-GCB

The increases in research and development expenses for GA-GCB in the first quarter of 2005 in comparison with the first quarter of 2004 were due to increased expenditures related to the Company’s recently completed GA-GCB Phase I/II trial, and costs to manufacture GA-GCB for this study.

In April 2004, the Company initiated a Phase I/II clinical trial to evaluate the safety and clinical activity of GA-GCB. In this clinical trial, the Company evaluated GA-GCB in 12 naive to treatment patients with Gaucher disease who received treatment for nine months. The last patient completed treatment in the trial in April 2005, and the Company expects to report top-line results from this clinical trial in the second half of 2005. In February 2005, the Company began enrolling patients who had completed 9 months of treatment in an open-label extension of the Phase I/II clinical trial evaluating the safety of GA-GCB in these patients over 24 months. The Company is developing a clinical and regulatory strategy for GA-GCB and expects to commence a pivotal trial in 2006.

Future research and development costs for the GA-GCB program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials, uncertainties in the timing of the regulatory process, and the costs associated with developing a large-scale manufacture process. The Company expects that expenses related to the Phase I/II, extension and subsequent pivotal trials will continue to be significant.

     Dynepo

The significant majority of research and development expenses relating to Dynepo in the first quarter of 2005 were incurred in connection with a manufacturing agreement that the Company entered into with Lonza in August 2004 under which Lonza has agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. The Company expects that expenses related to development and manufacturing of the Dynepo product, including expenses associated with third-party manufacturers for formulation and packaging of Dynepo bulk drug substance into finished product, will continue to increase in 2005. At March 31, 2005, the Company had committed to pay Lonza approximately $9,346,000 related to manufacturing costs of Dynepo bulk drug substance through 2006, which will be recorded primarily as inventory. The Company expects that all of this work will be performed over the next 12 months. Future research and development costs for Dynepo are not reasonably certain because such costs are dependent on a number of variables, including costs related to technology transfer, costs associated with the start-up of Dynepo manufacturing, including fill/finish processes, and the timing and approval of the manufacturing facilities of the Company’s contract manufacturers and processes by the appropriate regulatory authorities.

In September 2004, Aventis granted the Company a license to clinical trial results from a previously completed controlled Phase III clinical trial conducted by Aventis evaluating Dynepo for the treatment of anemia in cancer patients treated with chemotherapy. The Company previously expected, based on information from Aventis, to report top-line results from this study in the first half of 2005; however, the Company now expects that top-line results of the clinical trial will be available in June or in the third quarter of 2005, subject to the FDA’s review of Aventis’ statistical analysis. Aventis will conduct the clinical data analyses. If the data are positive, the Company expects that it will file an amendment to the MAA for Dynepo to seek to expand the approved indication to include anemia associated with chemotherapy.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses were as follows:

	Three months ended March 31,		2005 vs. 2004
(in thousands, except percentages)	2005	2004	$ Change	% Change
General and administrative	$5,886	$4,133	$1,753	42%
Selling and marketing	5,064	4,825	239	5

Selling, general and administrative expenses	$10,950	$8,958	$1,992	22%

The increase in selling, general and administrative expenses for the first quarter of 2005 as compared to the same period in 2004 primarily reflects increases in general and administration staffing, and its legal costs related to the Company’s shareholder lawsuits.

The Company expects selling, general and administrative expenses related to selling and marketing expenses to continue to increase in 2005 as the Company establishes infrastructure and distribution capabilities to support commencement of Replagal product sales in additional countries outside of the European Union and, subject to obtaining regulatory approval, the anticipated product launch of I2S. The Company expects that general and administrative costs will continue to increase in 2005 in connection with the Serono litigation and the Company’s ongoing shareholder lawsuits and SEC investigation. In addition, the Company expects to incur integration costs related to the buyout of the minority interest in TKT Europe that it completed in October 2004. In the second quarter of 2005, the Company expects to record charges amounting to approximately $9,400,000 for severance and stock option related compensation expenses due to the modification of some outstanding options in connection with the resignation of Michael J. Astrue, the Company’s former Chief Executive Officer. Additional general and administrative expenses related to the Company’s pending acquisition by Shire are also expected during the second quarter of 2005. The Company expects the costs to be recorded in the second quarter of 2005 to be significant and approximate $5,000,000 to $7,000,000.

Restructuring Charges

In February 2003, TKT announced a major reorganization in an effort to reduce costs and narrow the scope of the Company’s research initiatives. Under this reorganization, TKT refocused its research, development, and commercialization efforts primarily on therapeutics for the treatment of rare genetic diseases caused by protein deficiencies. As a result of the restructuring, the Company recorded charges of $12,461,000 in 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges consisted of costs related to employee severance and outplacement services costs for 74 employees, primarily in research and development, remaining lease obligations for four facilities that the Company vacated, and a write-down of leasehold improvements for some of the facilities which were vacated as part of the restructuring. The Company’s employee-related and facility consolidation restructuring actions were substantially completed as of December 31, 2003. On a cumulative basis since February 2003, the Company has recorded $1,319,000 related to employee severance and outplacement services costs, $15,185,000 related to lease obligations and $598,000 for the write-off of fixed assets.

The Company recorded restructuring charges of $671,000 during the first quarter of 2005 related to ongoing lease obligations for the vacated facilities that have not yet been sublet. The Company expects to continue to record restructuring charges related to vacated facility expenses during the remainder of the lease terms until such facilities are sublet. The last to expire lease term expires in 2011. The remaining lease obligation costs are included in restructuring charges in the statements of operations and in accrued expenses on the balance sheet at March 31, 2005. The following table displays the restructuring activity and liability balance included in accrued restructuring expenses:

	Balance at				Balance at
	December 31, 2004	Charges	Payments	Other	March 31, 2005
	(in thousands)
Lease obligations	$7,690	$671	$(1,527)	$94	$6,928
Less: current portion of accrued restructuring charges					(1,527)

Long-term portion of accrued restructuring charges					$5,401

Amortization of Intangible Assets

During the first quarter of 2005, the Company recorded $562,000 related to the amortization of certain identified intangible assets acquired in conjunction with the purchase of the minority interest in TKT Europe in October 2004. The intangible assets identified are being amortized over their estimated useful lives which range from one to eleven years.

Foreign Currency Exchange Loss

Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are included in accumulated other comprehensive income. The Company determined in the fourth quarter of 2004 that certain long-term intercompany balances should be accounted for as short term in nature as settlement was planned and anticipated in the foreseeable future. Total foreign currency remeasurement and transaction losses included in the Company’s results of operations were $4,104,000 for the first quarter of 2005.

Interest Income

During the first quarter of 2005, average cash, cash equivalents, and marketable securities balances were $143,389,000 as compared to $170,666,000 for the same period of 2004. Despite the decrease in average cash, cash equivalents, and marketable securities balance, interest income for the first quarter of 2005 increased compared to the 2004 period due to higher rates of return.

Interest Expense

During the second quarter of 2004, the Company sold $94,000,000 of Notes. The Company recorded $405,000 for interest expense and amortization of deferred issuance costs in the first quarter of 2005 related to the Notes. The Company had no interest expense in the first quarter of 2004.

Income Tax Provision

During the first quarter of 2005, the Company recorded $119,000 of income tax provision related to taxable income from its foreign operations.

Net Loss

The Company had a net loss of $21,683,000 and $14,151,000 for the three months ended March 31, 2005 and 2004, respectively. Basic and diluted net loss per share was $0.62 and $0.41 for the three months ended March 31, 2005 and 2004, respectively.

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

Cash Flows

The Company had cash, cash equivalents and marketable securities totaling $130,525,000 at March 31, 2005, including restricted marketable securities collateralizing letters of credit totaling $7,877,000. At March 31, 2004, the Company’s wholly-owned subsidiary, TKT Europe, held $20,271,000 of the $130,525,000, primarily denominated in Swedish Kronor, British Pounds, and Euros. Cash equivalents and marketable securities are invested in United States government and agency obligations and money market funds.

The Company used net cash of $25,235,000 for operating activities in the first quarter of 2005. Major cash flow changes consisted of a net loss of $21,683,000, and depreciation and amortization expenses of $3,848,000. Working capital at March 31, 2005, was $151,890,000 compared to $169,754,000 at December 31, 2004. Inventory increased by $1,756,000 in the first quarter of 2005 primarily due to increased production activities at the Company’s Alewife Facility in the first quarter of

2005. Accounts receivable increased by $241,000 in the first quarter of 2005 primarily due to increases in Replagal sales.

In certain European countries, such as Italy, Spain and Belgium, customary payment terms on accounts receivable are significantly longer than in the United States, particularly for products treating orphan drug indications. In these countries, the Company historically has received, and expects to continue to receive, payments approximately one year from the invoice date. Accounts receivable balances for Italy, Spain and Belgium were 69% and 71% of total accounts receivable at March 31, 2005 and December 31, 2004 respectively. The Company monitors its days’ sales outstanding and collections in these countries. To date, customers in these countries have been paying within the customary payment terms. If collections and days’ sales outstanding in these countries deteriorate in the future, the Company’s liquidity will be adversely affected.

Net cash used for investing activities was $21,702,000 for the quarter ended March 31, 2005. The Company used $1,362,000 during the first quarter of 2005 for property and equipment purchases primarily related to purchase of assets for information technology systems. The Company expects to spend a total of approximately $8,700,000 for purchases of property and equipment during the balance of 2005, primarily related to planned expansion at the Company’s Alewife Facility. The Company is in the process of determining the costs to repair the damaged portions of the Alewife Facility and expects that such costs will be significant. The Company believes that the property and business interruption insurance policies that it maintains will be adequate to cover these losses.

The effect of exchange rate changes decreased cash and cash equivalents by $2,829,000 and is primarily due to the strengthening United States dollar relative to the Swedish Krona and the translation of our foreign subsidiaries’ cash and accounts receivable balances, which are primarily denominated in the Euro currency.

Cash Requirements

The Company’s cash requirements for operating activities and investment activities have significantly exceeded its internally generated funds. The Company expects that its cash requirements for such activities will continue to exceed its internally generated funds until it is able to generate substantially greater product sales.

The Company expects that it will require substantial additional funds to support its research and development programs, obligations under license agreements, acquisition of technologies, preclinical and clinical testing of its products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of internal manufacturing capabilities, its selling, general and administrative activities, the payment of principal and interest on the Notes, and its litigation and merger related costs.

During the second quarter of 2004, the Company sold $94,000,000 of Notes for net proceeds of $90,859,000, which is being used to fund its operations. Interest on the Notes is payable at a rate of 1.25% per annum and is payable semi-annually on May 15 and November 15 of each year commencing November 15, 2004. The Notes mature on May 15, 2011.

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

Under the terms of the Merger Agreement, the Company must request Shire’s approval of certain expenditures above certain dollar amounts, as set forth in the Merger Agreement.

Contractual Obligations

The following table summarizes the Company’s estimated significant contractual obligations at March 31, 2005:

	Payments Due by Period
	Less Than			After
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total

Non-cancelable operating leases	$11,277	$23,387	$20,017	$16,087	$70,768
Long term debt	—	—	—	94,000	94,000
Notes interest payment	1,175	2,350	2,350	1,763	7,638
Estimated clinical trial commitments	12,834	6,420	—	—	19,254
Estimated contract manufacturing commitments	9,346	—	—	—	9,346

Total contractual cash obligations	$34,632	$32,157	$22,367	$111,850	$201,006

As of March 31, 2005, the Company had committed to pay approximately $19,254,000 to contract vendors for administering and executing clinical trials as referenced in the table above. The timing of payments is not reasonably certain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, the Company expects to pay for these commitments throughout 2005 and into 2006 as ongoing trials are completed.

In August 2004, the Company entered into a manufacturing agreement under which Lonza agreed to manufacture Dynepo bulk drug substance at Lonza’s production facility in Slough, United Kingdom. At March 31, 2005, the Company had committed to pay Lonza approximately $9,346,000 related to manufacturing costs of Dynepo bulk drug substance over the next 12 months. The Company may terminate the agreement upon at least 30 days’ notice to Lonza. However, even if the agreement is terminated, the Company will be responsible for amounts due Lonza for work to be performed through 2006. Furthermore, in the event that the Company terminates the agreement upon notice to Lonza that is less than 12 months prior to Lonza’s estimated start date for any services related to a binding order for the manufacture of Dynepo bulk drug substance, the Company will be required to pay Lonza for that binding order.

The Company also is subject to the following commitments which are not included in the table above:

•	In June 2002, the Company obtained an exclusive license to certain patents and patent applications from Cell Genesys related to Cell Genesys’ approach to gene activation. In consideration for the license, the Company paid $11,000,000 cash in June 2002 and an additional $15,000,000 in January 2003. If Cell Genesys achieves all the milestones related to patent matters under the license agreement, the Company will be obligated to pay Cell Genesys an aggregate of $17,000,000 payable in part in cash and in part in stock. The Company cannot predict when these milestones will become due, if ever. The Company is not required to make royalty payments to Cell Genesys.

•	The amounts in the table above also do not include royalties that the Company may owe under its license agreements, including royalties with respect to sales of Replagal, I2S and Dynepo.

•	The pending Merger Agreement with Shire provides for the payment of termination fees by the Company to Shire in specified circumstances in connection with the termination of the Merger Agreement. In addition, the Company may be obligated to pay a termination fee in certain circumstances if it enters into an agreement with a party other than Shire with respect to, or a party other than Shire consummates, an acquisition of the Company or a specified amount of its voting stock or assets within 12 months after termination of the Merger Agreement. Under these provisions, the Company could be obligated to pay Shire a $52,000,000 termination fee (reduced to $16,000,000 in certain circumstances) and reimburse Shire for up to $4,000,000 in expenses in connection with the termination of the Merger Agreement.

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

•	In January 2005, Genzyme filed suit against the Company in the District Court of Tel-Aviv-Jaffa, Israel, claiming that the Company’s Phase I/II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/II clinical trial and to prevent the Company from submitting data generated from the clinical trial to regulatory agencies. The District Court has not granted Genzyme’s repeated requests for preliminary injunctive relief. The Company filed its reply briefs with the District Court in February 2005. A scheduling hearing has been set for May 2005. As of March 31, 2005, the Company had incurred $158,000 in expenses related to the Genzyme litigation. The Company expects that the ongoing costs related to this suit will be significant.

•	The Company and Aventis have been involved in patent infringement actions with Kirin-Amgen and Amgen with respect to Dynepo. The litigation is costly and the Company is required to reimburse Aventis, which is paying the United States litigation expenses, for 50% of the expenses incurred in the United States after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties due to the Company from the sale of Dynepo until Aventis has recouped the full amount of TKT’s share of litigation expenses. The Company is responsible for all litigation expenses outside of the United States incurred after March 26, 2004. In October 2004, the House of Lords upheld the 2002 decision by the Court of Appeals that Dynepo did not infringe Kirin-Amgen’s patent and also held that Kirin-Amgen’s patent is invalid. Based on the House of Lords’ favorable ruling, the Company does not expect that there will be further significant costs related to the U.K. litigation, and expects that, pursuant to United Kingdom fee-shifting rules, Kirin-Amgen may have to pay the Company a substantial percentage of the legal fees the Company has incurred since March 26, 2004. With respect to the U.S. litigation, in October 2004, the United States District Court of Massachusetts on remand found certain claims related to four patents held by Amgen are valid and infringed by the Company. In December 2004, the Company and Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. As of March 31, 2005, the Company had incurred approximately $1,300,000 in expenses related to the litigation in the United Kingdom. The Company expects that there will be ongoing expenses associated with the appeal in the United States.

•	In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s ‘071 patent which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and both parties appealed the decision of the interference. The Company was not a party to this interference. In August 2004, Serono served the Company with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that the Company infringes Serono’s ‘071 patent. In October 2004, the Company filed a motion to dismiss the amended complaint. As of March 31, 2005, the Company had incurred approximately $168,000 related to this matter. The Company expects that if TKT is not dismissed from this lawsuit, the costs associated with the suit could be significant.

•	In 2003, various parties filed purported class action lawsuits against the Company, its former Chief Executive Officer, former Chief Financial Officer, the members of the Company’s Board of Directors and other parties. In April 2003 a derivative law suit was filed against the Company’s former Chief Executive Officer, the members of the Company’s Board of Directors and the Company as a nominal defendant, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders. In May 2004, the Court granted the Company’s motion to dismiss the derivative lawsuit. In June 2004, the plaintiffs appealed this ruling. As of March 31, 2005, the Company had incurred approximately $2,049,000 related to the shareholders lawsuit and derivative lawsuit. The Company expects that there will be ongoing expenses associated with the shareholders lawsuit and derivative lawsuit.

•	In May 2003, the Company received a copy of a formal order of investigation by the SEC. In July 2004, the Company and its former Chief Executive Officer received “Wells” notices from the staff of the SEC, in connection with its investigation. As of March 31, 2005, the Company had incurred approximately $1,736,000 related to this matter. The Company expects that there will be ongoing expenses associated with this matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions or employee stock options. SFAS No. 123(R) requires that the fair value of such equity instruments or employee stock options be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. In April 2005, the SEC announced that SFAS No. 123(R) has been deferred for certain public companies. The Company expects to adopt SFAS No. 123(R) beginning January 1, 2006. The Company expects that the adoption of SFAS No. 123(R) will have material effect on the Company’s results of operations.

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

Certain Factors That May Affect Future Results

The following important factors could cause actual results to differ from those indicated by forward-looking statements made by the Company in this quarterly report and elsewhere from time to time. Except for the important factors relating to consummation of the merger, the following important factors have been prepared as if the Company were remaining independent.

Risk of Merger

If the proposed merger with Shire is not consummated, our business and stock price could be adversely affected.

On April 21, 2005, we entered into the Merger Agreement with Shire. If the merger is completed, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive $37.00 in cash. The consummation of the transactions contemplated by the Merger Agreement is subject to regulatory clearances and the approval of the stockholders of both our company and Shire, as well as other customary closing conditions. We expect to close the merger in the third quarter of 2005. If the proposed merger is not consummated, we may be subject to a number of material risks and our business and stock price could be adversely affected as follows:

•	we have incurred and expect to continue to incur significant expenses related to the proposed merger with Shire. These merger-related expenses include investment banking fees and legal and other professional fees. If the proposed merger does not close, we expect these fees to total between $5 and $7 million. These fees will be payable by us even if the merger does not close.

•	we could be obligated to pay Shire a $52 million termination fee (reduced to $16 million in certain circumstances) and to reimburse Shire for up to $4 million in expenses in connection with the termination of the Merger Agreement, depending on the reason for the termination.

•	our customers, prospective customers and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects;

•	certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger;

•	as a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within Shire. This uncertainty may adversely affect our ability to attract and retain our employees, who may seek other employment opportunities;

•	our management team may have been distracted from day to day operations as a result of the proposed merger with Shire; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

     In connection with entering into the Merger Agreement, we entered into a license agreement with Shire under which we granted to Shire the right to develop and manufacture Dynepo and to distribute and sell Dynepo outside of North America. This agreement only will take effect if the Merger Agreement is terminated for certain specified reasons. If, following termination of the Merger Agreement, the Dynepo license agreement does not take effect, we would expect to seek to license the product to another third party. We can not be certain as to when or if we would be able to enter into a license agreement for Dynepo with another party or on what terms. Any delays in the execution of a Dynepo license agreement would delay the commercial launch of the product and adversely affect our business.

     Because we previously had expected to commercialize Dynepo in the European Union through a licensing arrangement, our forecasted expenses did not reflect expenses related to the development, manufacture, distribution and sale of Dynepo that we previously expected a licensee to undertake. If we are required to seek another third party to license the product, we may not be able to recoup the amounts we expend on Dynepo prior to entering into the new arrangement.

Financing risks

We have not been profitable and expect to continue to incur substantial losses.

We have experienced significant operating losses since our inception in 1988. As of March 31, 2005, our accumulated deficit was $528.2 million. We had net losses of $21.7 million in the three months ended March 31, 2005, $65.9 million in 2004, $75.2 million in 2003, and $129.8 million in 2002. We have incurred significant costs in connection with the merger.

We expect that we will continue to incur substantial losses and that, until we have substantial product sales, our cumulative losses will continue to increase. We recorded $22.5 million in product sales in the three months ended March 31, 2005, $77.4 million in product sales in 2004, $57.2 million in product sales in 2003 and $34.7 million in product sales in 2002. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

     We expect, based on our current operating plan, that our existing capital resources and anticipated proceeds from collections on existing accounts receivable and on future accounts receivable from product sales, anticipated cash payments under collaborative agreements, and interest income, will be sufficient to fund our operations into 2006. However, our existing capital resources and our other anticipated sources of capital may not provide adequate funds to satisfy our capital requirements. Our future capital requirements will depend on many factors, including the following:

•	the pending merger with Shire and the ability to close the transaction;

•	the timing and amount of Replagal product sales, as well as the collection of receivables;

•	the results of our recently completed clinical trials of I2S and GA-GCB;

•	our ability to restart manufacturing activities at its Alewife Facility on a timely basis;

•	continued progress in our research and development programs;

•	our ability to manufacture Dynepo on a timely and cost-effective basis, including the ability to obtain approval from the European Commission of variations to the existing MAA for the manufacturing sites for Dynepo;

•	the scope and results of our clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals and the scope of such regulatory approvals, if any;

•	the costs involved in litigation;

•	the availability of reimbursement by governmental and other third-party payors;

•	our ability to expand the markets in which it sells Replagal;

•	the inherent variability of product yields in biological manufacturing activities;

•	fluctuations in foreign exchange rates for sales, expenses, accounts receivable and accounts payable denominated in currencies other than the United States dollar;

•	the quality and timeliness of the performance of third party suppliers;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other patent-related costs, including litigation costs, and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions;

•	the outcome of the SEC investigation referred to in “Part II, Item 1 — Legal Proceedings”; and

•	our ability to establish and maintain collaborative arrangements.

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

     In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2003 to April 30, 2005, the closing sale price of our common stock on the Nasdaq National Market ranged from a low of $3.80 per share to a high of $35.21 per share. You must be willing to bear the risk of significant fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

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

     In order to obtain regulatory approvals for the commercial sale of our potential products, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. However, FDA or other regulatory agencies object, because we are unable to attract or retain clinical trial participants, or for other reasons. We currently are conducting a pivotal Phase III clinical trial of I2S, a phase I/II clinical trial of GA-GCB, and several clinical trials involving Replagal.

     Even if we complete a clinical trial of one of our potential products, the data collected from the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the potential product, or at all. For example, in November 2002, the FDA indicated to us that the data for Replagal that we submitted in connection with our BLA was not adequate for approval, and in January 2003, the FDA’s Endocrinologic & Metabolic Drugs Advisory Committee concluded that our clinical data did not provide substantial evidence of efficacy of Replagal. In January 2004, we withdrew our BLA for Replagal.

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

     In August 2001, the European Commission granted marketing authorization of Replagal in the European Union, approximately one year after we submitted our MAA to the EMEA, and approximately five years after we filed our investigational new drug application, or IND, with the FDA. The FDA never approved Replagal in the United States and, in January 2004, we withdrew our BLA for Replagal. We are continuing to seek marketing approval for Replagal in a number of other countries in the world. We may not obtain approvals in one or more of these countries when we anticipate receiving such approval, if at all. Approval of Replagal in Japan has been delayed and we do not know when or if we will receive such approval.

     We have recently completed a pivotal clinical trial of I2S in 96 patients with Hunter syndrome at nine sites around the world and are currently analyzing the data from this trial. If the results are positive, we expect to submit applications for marketing approval in the United States and in the European Union in the second half of 2005. However, even if we submit such applications, the FDA, the European Commission and other regulatory agencies to which we submit applications may not agree that our product is safe and effective and may not approve our product.

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

     The relevant regulatory authorities may not approve any of our applications for marketing authorization relating to any of our products, including Replagal, I2S, GA-GCB and Dynepo, or additional applications for or variations to marketing authorizations that we may make in the future as to these or other products. Among other things, we have had only limited experience in preparing applications and obtaining regulatory approvals. If approval is granted, it may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor safety or efficacy of the product. For example, there are conditions associated with our European Union and Canadian approval of Replagal, including an obligation to conduct additional clinical trials and an obligation to submit an annual reassessment of Replagal for review by the Committee for Medicinal Products for Human Use, or CHMP. If we do not complete these clinical trials on a timely basis or the results of these trials are not satisfactory to the CHMP, the European Commission may withdraw or suspend our Replagal approval. If approval of an application to market a product is not granted on a timely basis or at all, or we are unable to maintain our approval, our business may be materially harmed.

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

     In August 2001, the European Commission granted marketing authorization of Replagal in the European Union. The European Commission also granted marketing authorization of Genzyme’s Fabrazyme product in the European Union in August 2001. In connection with these approvals, the European Commission granted Replagal and Fabrazyme co-exclusive orphan drug status in the European Union for up to 10 years.

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

Litigation and intellectual property risks

We are a party to litigation with Genzyme in Israel involving GA-GCB which could preclude us from utilizing data from our ongoing Phase I/II clinical trial, adversely affect the clinical development of GA-GCB and potentially prevent us from making, using or selling GA-GCB.

     In January 2005, Genzyme filed suit against us in the District Court of Tel-Aviv-Jaffa, Israel, claiming that our Phase I/II clinical trial in Israel evaluating GA-GCB for the treatment of Gaucher disease infringes one or more claims of Israeli Patent No. 100,715. In addition, Genzyme filed a motion for preliminary injunction, including a request for an ex parte hearing and relief on the merits, to immediately seize and destroy all GA-GCB being used to treat patients in the ongoing Phase I/II clinical trial and to prevent us from submitting data generated from the clinical trial to regulatory agencies. The District Court has not granted Genzyme’s repeated requests for preliminary injunctive relief. We filed our reply briefs with the District Court in February 2005. A scheduling hearing has been set for May 2005.

     We can provide no assurance as to the outcome of the Genzyme litigation. We expect that the costs related to this suit will be significant. If we are not successful in this litigation, we could be prevented from using the results of our clinical trial and commercializing our product in Israel, which would adversely affect the clinical development of GA-GCB. In addition, Genzyme has corresponding patents to the Israeli patent in Europe and in Canada, which Genzyme could assert against us in an effort to prevent us from making, using or selling GA-GCB in those jurisdictions.

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

     In January 2003, the United States Court of Appeals for the Federal Circuit issued a decision affirming in part and reversing in part the decision of the United States District Court of Massachusetts, remanded the action to the United States District Court of Massachusetts for further proceedings, and instructed the United States District Court of Massachusetts to reconsider the validity of Amgen’s patents in light of potentially invalidating prior art. In October 2004, the United States District Court of Massachusetts issued a decision on the remanded issues, finding that certain claims related to four patents held by Amgen are infringed by us. In December 2004, we and Aventis filed a notice of appeal of the decision of the United States District Court of Massachusetts to the United States Court of Appeals for the Federal Circuit. We filed our appeal brief in April 2005.

     We can provide no assurance as to the outcome of the appeal. If we and Aventis are not successful in the Dynepo litigation at the appellate level, we and Aventis would be precluded from making, using and selling Dynepo in the United States until the expiration of the relevant patents. We are required to reimburse Aventis, which controls the litigation and is paying the litigation expenses, for 50% of the expenses incurred in connection with the litigation from and after March 26, 2004. Aventis is entitled to deduct up to 50% of any royalties that Aventis may otherwise owe to us with respect to the sale of Dynepo until Aventis has recouped the full amount of our share of the litigation expenses. We have the right to control any other litigation that might arise outside of the United States and is responsible for all litigation expenses incurred in connection with such litigation from and after March 26, 2004.

We are a party to litigation with Serono involving gene activation which could preclude us from using certain gene activation methods in the production of our products, including Replagal.

     In 1996, Serono and Cell Genesys became involved in a patent interference involving Serono’s ‘071 patent, which purportedly covers certain methods of gene activation. In June 2004, the Board of Patent Appeals and Interferences of the U.S. PTO held that both Serono and Cell Genesys were entitled to certain claims in their respective patent and patent application, and Serono and Cell Genesys each appealed the decision of the interference to the U.S. District Court of Massachusetts and the U.S. Disctrict Court of the District of Columbia, respectively. We were not a party to this interference.

     In August 2004, Serono served us with an amended complaint in the appeal of the PTO decision that was filed in the U.S. District Court of Massachusetts. The amended complaint alleges that we infringe Serono’s ‘071 patent. In October 2004, we filed a motion to dismiss the amended complaint. This motion is pending before the U.S. District Court of Massachusetts.

     We can provide no assurance as to the outcome of the Serono litigation. We expect that if we are not dismissed from the lawsuit, the costs associated with this litigation could be significant. If we are not successful in this litigation, we could be precluded from using certain methods of gene activation in the development of our products, including Replagal. This could have a materially adverse effect on our business.

We are a party to a shareholder lawsuit and a derivative action regarding the adequacy of our public disclosures which could have a material adverse affect on our business, results of operations and financial condition.

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

     We filed an answer to the Amended Complaint on July 16, 2004. The plaintiffs then filed a motion for class certification in July 2004. We filed an opposition to this motion in March 2005 and the plaintiffs filed a reply in April 2005. A hearing on class certification was held in April 2005. Following that hearing, the Company filed a supplemental brief in opposition to the motion for class certification and the plaintiffs filed a supplemental brief in support of the motion. The court has not yet ruled on this motion.

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

     As of March 31, 2005, we had spent approximately $2.0 million related to this lawsuit and the shareholder lawsuit. We expect that the costs related to these suits will be significant. We can provide no assurance as to the outcome of any of these suits. If we are not successful in defending these actions, we may be required to pay substantial damages to the plaintiffs and our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

     As of March 31, 2005, we had spent approximately $1.7 million related to this matter. We expect that ongoing costs related to this investigation will be significant.

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

     An adverse outcome in any patent litigation or other proceeding involving patents could subject us to significant liabilities to third parties or require us to cease using the technology or product that is at issue or to license the technology or product from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.

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

     Our success will depend in part on our ability to obtain and maintain patent protection for our products, processes and technologies in the United States and other countries. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. We may not be issued patents relating to our products, processes or technologies. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

     Our patents also may not afford us protection against our competitors. Because some patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing or are maintained in secrecy until patents issue from those patent applications, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. For this reason, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications. As a result, third parties could assert claims against us concerning our products, processes or technology.

     Our overall patent strategy with respect to our gene activation technology and our protein products made using our gene activation technology is to attempt to obtain patent coverage for activation of the gene that encodes the product, the composition of matter of the product, the method of making the product, cells or cell lines capable of expressing the product, and the genetic constructs used to obtain the product. We have been unable to obtain patent claims in all categories with respect to all of our Gene-Activated protein products. While our patent portfolio may afford us protection against some competitors and competitors which attempt to make products in human cell or cell lines, it may not afford us protection against all competitors, such as those who make the same products in mouse, rodent, bacterial or yeast cells.

     The expiration dates for the patents and patent applications covering our principal products are as follows:

•	Replagal — The principal issued patents and patents that may issue from pending patent applications covering Replagal expire or will expire in the United States at various dates from 2011 to 2023, and in Europe at various dates from 2012 to 2023.

•	I2S — The principal issued patents and patents that may issue from pending patent applications covering I2S expire or will expire in the United States at various dates from 2015 to 2024, and in Europe in 2024.

•	GA-GCB — The principal issued patents and patents that may issue from pending patent applications covering GA-GCB expire or will expire in the United States at various dates from 2011 to 2020 and in Europe at various dates from 2012 to 2021.

•	Dynepo — The principal issued patents and patents that may issue from pending patent applications covering Dynepo expire or will expire in the United States at various dates from 2011 to 2015, and in Europe in 2016.

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

     For example, we are aware of third party patents and patent applications that relate to gene activation. We believe that our gene activation technology does not infringe any third party patents that we believe to be valid and enforceable. We are, however, involved in patent litigation in the United States, along with Aventis, with Amgen relating to Dynepo, in the United States with Serono relating to certain methods of gene activation, and in Israel with Genzyme relating to GA-GCB. We use our gene activation technology to manufacture Replagal, Dynepo, GA-GCB and other products. We do not use our gene activation technology to manufacture I2S. If the use of our gene activation technology were found to infringe a valid and enforceable third party patent, we could be precluded from manufacturing and selling products manufactured using gene activation technology, and our business, results of operations and financial condition would be materially adversely affected.

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

Business risks

If our insurance coverage is not adequate to cover the losses related to the fire at our Alewife Facility, or if there is a delay in resuming manufacturing at the Alewife Facility, our business will be adversely affected.

On April 26, 2005, a fire occurred at our Alewife Facility. The fire originated and was confined to the roof of the facility. The Alewife Facility sustained significant damage to its roof and water damage to approximately half of the second floor. We are in the process of determining the costs to repair the damaged portions of the Alewife Facility, but expect that such costs will be significant. If the property and business interruption insurance policies that we maintain are not adequate to cover these losses, we will be required to expend our own resources to repair the Alewife Facility.

We have temporarily suspended production at our Alewife Facility pending completion of the repairs. We expect to resume manufacturing at the Alewife Facility within two to four months from the time of the fire. Based on existing finished goods inventory levels and on our inventories of drug substance and vials for Replagal, 12S and GA-GCB, we believe that we have sufficient levels of product to meet our requirements and avoid any interruption with respect to commercial supply of Replagal and material for our clinical trials into 2006. At the time of the fire, we were manufacturing several work in progress Replagal batches that were damaged in connection with the fire. We have developed a plan to replace these batches and have requested a meeting to review the plan with the EMEA. If the EMEA does not accept the plan, we could experience disruption in supplies of our products.

If supplies of our products are disrupted, our business will be adversely affected. For instance, if we do not have an adequate supply of Replagal, we could lose customers and market share and could be forced to postpone clinical trials of Replagal required by the regulatory authorities in connection with the approval of the NDA. In addition, disruption of supplies of I2S or GA-GCB could delay the commercial launch of I2S if the product is approved or the pivotal clinical trial of GA-GCB.

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

     We have exposure to currency risk for Replagal sales in Europe. Country-by-country pricing of Replagal was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. Since the approval of Replagal in August 2001, the United States dollar has generally weakened versus most European currencies, including the Euro, which has resulted in increased revenues for us from sales of Replagal. If the United States dollar were to strengthen versus these currencies, this currency fluctuation would adversely impact our Replagal product sales. Foreign currency fluctuations favorably contributed $1.3 million to product sales for the three months ended March 31, 2005 as compared to the same period of 2004, and $6.5 million to product sales for the year ended December 31, 2004 as compared to the same period of 2003. In addition, there are often significant delays in our customers making payments to us. If the US dollar strengthens during such periods of delay, as happened during the first two months of 2005, the amount of money that we collect in terms of US dollars would be adversely affected.

     We also have exposure to currency risk for cash and cash equivalents held by TKT Europe, which are primarily denominated in Swedish Kronor, British Pounds and Euros. Any change in the value of the United States dollar as compared to these foreign currencies may have an adverse effect on our liquidity. For example, a hypothetical 10 percent strengthening of the United States dollar relative to these foreign currencies would result in an approximate $1.8 million decrease in our cash and marketable securities held by TKT Europe as of March 31, 2005.

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

     Therapeutics for the treatment of rare genetic diseases

     We believe that the primary competition with respect to our products for the treatment of rare genetic diseases is from biotechnology and smaller pharmaceutical companies. Competitors include Actelion Ltd., BioMarin Pharmaceutical Inc., and Genzyme. The markets for some of the potential therapeutics for rare genetic diseases caused by protein deficiencies are quite small. As a result, if competitive products exist or are developed, we may not be able to successfully commercialize our products.

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

     We believe that our primary competition with respect to our GA-GCB product for the treatment of Gaucher disease will be Genzyme’s product for the treatment of Gaucher disease, Cerezyme. We expect competition with Genzyme in the market for treatment of Gaucher disease will be intense. If approved, GA- GCB also would compete with Zavesca, an approved small molecule therapy developed by Celltech for the treatment of Gaucher disease.

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

     Other factors that we believe will materially affect market acceptance of our products include:

•	the timing of the receipt of marketing approvals;

•	the scope of marketing approval as reflected in a product’s label;

•	the countries in which such approvals are obtained;

•	the acceptance of price in those countries where price is negotiated; and

•	the safety, efficacy, convenience, and cost-effectiveness of the product as compared to competitive products.

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

We have incurred significant costs to expand and renovate our only manufacturing facility. Damage to or destruction of that facility, such as the damage caused by the recent fire at our Alewife Facility, could adversely affect our ability to supply the bulk drug substance needed to manufacture our products other than Dynepo.

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

     In certain countries, including most of the countries of the European Union, Australia, and Canada, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries such as Italy, Spain and Belgium, it normally takes an extended period of time to collect payment even after reimbursement has been established.

     In the United States and elsewhere, the availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. For example, in Germany, the reimbursement authority unilaterally reduced the price that it would reimburse for all pharmaceutical products, including Replagal, by six percent in 2003 and an additional 10 percent in 2004. In addition, in Australia, the reimbursement authorities have limited their overall budget for purchase of enzyme replacement therapy for Fabry disease, including both Replagal and Fabrazyme, to $10 million Australian dollars per year. In Canada, the Company is seeking reimbursement from provincial authorities. The federal reimbursement authority in Canada, which is only authorized to make recommendations regarding reimbursement to provincial authorities, issued a non-binding recommendation that the provincial governments not provide reimbursement for Replagal in Canada. Governmental and reimbursement authorities or third-party payors in other countries may attempt to control costs by limiting access to pharmaceutical products such as Replagal and the other products we are developing or by narrowing the class of patients for which a pharmaceutical product such as Replagal or the other products we are developing may be prescribed. If we are not able to obtain pricing and reimbursement at satisfactory levels for our products that receive marketing approval, our revenues and results of operations will be adversely affected. Once we obtain reimbursement, there is no assurance that the reimbursement rates for a particular country will be maintained. If rates are lowered, our revenues and results of operations could be adversely affected.

     We expect that the prices for many of our products, when commercialized, including in particular our products for the treatment of rare genetic diseases, may be high compared to other pharmaceutical products. For example, we have established pricing and reimbursement for substantially all patients receiving Replagal in the European Union. Country-by-country pricing was initially established as the local currency equivalent of between approximately $165,000 and $175,000 per patient per year for an average patient weighing 70 kilograms. The price generally remains fixed in the local currencies and varies in United States dollars with exchange rate fluctuations. We may encounter particular difficulty in obtaining satisfactory pricing and reimbursement for products for which we expect a high annual cost of therapy.

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

     In connection with our review of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified material weaknesses in our internal control over financial reporting relating to entity-level control weaknesses and weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission at our European sales and marketing subsidiary, TKT Europe.

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

     As part of our compliance obligations under Section 404 of Sarbanes-Oxley with respect to internal control over financial reporting, as well as an effort to increase operational efficiencies, we are working to implement an enterprise resource planning, or ERP system. If we are not able to validate the new ERP system in time for us to meet our Section 404 compliance requirements for 2005 under Sarbanes-Oxley, potential investors could lose confidence in our financial reports, which could harm our business and have an adverse effect on our stock price. In addition, we have invested substantial financial and human resources in the ERP implementation project. If we cannot successfully integrate and test the system, and train personnel, we could incur financial losses as well as operational inefficiencies that could adversely affect our business.

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

As of March 31, 2005, the Company did not have any off-balance sheet arrangements.

The Company has exposure to currency risk for Replagal sales in Europe. Pricing was initially established as the local currency equivalent of an average annual per patient price of approximately $165,000. The price remains fixed in the local currencies and varies in U.S. dollars with exchange rate fluctuations. Foreign currency fluctuations favorably contributed $1,304,000 to product sales for the three months ended March 31, 2005 as compared to the same period of 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     As described in the Management’s Report on Internal Control Over Financial Reporting in its Annual Report on Form 10-K/A filed with the Commission on May 2, 2005, the Company has identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to its sales and marketing subsidiary, TKT Europe A.B. (formerly TKT Europe-5S A.B.) (“TKT Europe”), as of December 31, 2004. These material weaknesses included both entity-level control weaknesses and weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Although the Company has begun a process to remediate these material weaknesses, the Company has not completed this remediation. As a result, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective.

     Notwithstanding the above-mentioned material weaknesses, in light of the processes involved in the preparation of the Company of its consolidated financial statements for the year ended December 31, 2004 and for the three months ended March 31, 2005, the Company believes that these financial statements fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the periods ended, December 31, 2004 and March 31, 2005. These processes included detailed transaction testing for various key accounts, sales order processes, cash receipts, and vendor invoice processing and related payments thereon. Moreover, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in the interim periods in the three months ended March 31, 2005.

(b) Changes in Internal Control over Financial Reporting

As noted above, the Company has identified material weaknesses in the Company’s internal control over financial reporting. During the first quarter of 2005, the Company began making changes to its internal control over financial reporting to address these material weaknesses through a number of initiatives including those specifically set forth below.

•	To improve the Company’s entity level procedures and controls at TKT Europe, the Company is focused on increasing the clarity and uniformity of communications by senior management of the importance of internal controls, establishing further controls over authorizations and approvals of transactions and expenditures, and addressing any remaining needs for staffing and segregation of duties in accounting, finance and information systems. As part of such improvements, the Company is continuing to revise or create, as the case may be, policies and procedures for key business processes and functions and establishing proper systems access and controls. The Company intends to implement controls and processes to manage business risk. As part of transition planning at TKT Europe, the Company intends to revise or create key policies and procedures at TKT Europe. The Company is developing a communication and training plan to ensure proper implementation of all key policies which should be completed by June 2005.

•	To improve the Company’s procedures and controls over information systems at TKT Europe, the Company is implementing redundant backup procedures as well as improving firewall access, improving manual controls to mitigate the design deficiency in TKT Europe’s information access controls for its financial applications, and improve change management procedures.

•	To improve the Company’s procedures and controls over sales order processing and cash receipts at TKT Europe, the Company is focused on implementing control procedures, including requiring evidence of management’s review of sales order transaction processing and related invoice data entry to ensure that sales are completely and accurately recorded. The Company will also implement procedures to ensure that posting of cash receipts and reconciliations of sales and accounts receivable are appropriately reviewed by management and that there is appropriate evidence of such review. The Company is continuing to revise or create, as the case may be, policies and procedures for sales transaction processing.

•	To improve the Company’s procedures and controls over revenue recognition at TKT Europe, the Company currently requires that all sales orders be accompanied by customer purchase orders to evidence the arrangement between TKT Europe and its customers. This remediation item commenced during the first quarter of 2005.

•	To improve the Company’s procedures and controls over purchasing and cash disbursements at TKT Europe, the Company intends to implement controls to ensure that purchases and cash disbursements are completely and accurately recorded in the proper period, and that such purchases and cash disbursements are accompanied by appropriate evidence of management’s review. In addition, the Company is in the process of revising its approval limits on purchasing and cash disbursements.

•	To improve the Company’s procedures and controls over financial statement preparation and review at TKT Europe, the Company is focused on improving controls around the TKT Europe consolidation, subsidiary reporting packages and local subsidiary financial reporting packages, including requiring evidence of review by senior management of such consolidations and reporting packages. In addition, the Company is also focused on improving processes related to key account reconciliations, including requiring evidence of review by senior management.

Company is focused on improving review procedures on and documentation of its accounts including the preparation of memoranda to support significant judgments and estimates related primarily to reserves and accruals each quarter. The Company has implemented these procedures at TKT Europe as of March 31, 2005. Moreover, the finance team has implemented a monthly communication plan to review the subsidiary financial statements and identify issues as they arise. This procedure commenced in March 2005.

•	To improve the Company’s procedures and controls over the treasury function at TKT Europe, the Company is in the process of revising its authorization limits on significant bank accounts and reviewing the overall treasury strategy. This remediation item will be substantially complete in the second quarter of 2005.

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

TRANSKARYOTIC THERAPIES, INC.

Date: May 10, 2005	By:	/s/ David D. Pendergast

David D. Pendergast
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Gregory D. Perry

Gregory D. Perry
Senior Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	TKT Management Bonus Plan, including form of bonus schedule.

31.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Registrant’s Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.